Form 10-Q
period 2012-06-30
Madison County Financial, Inc.
filed 2012-09-21
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-181070

Madison County Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-0658311
(State or other jurisdiction of in Company or organization)	(I.R.S. Employer Identification Number)

111 West Third Street, Madison, Nebraska	68748
(Address of Principal Executive Offices)	Zip Code

(402) 454-6511
(Registrant’s telephone number)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 21, 2012.

Madison County Financial, Inc.
Form 10-Q

EXPLANATORY NOTE

Madison County Financial, Inc., a Maryland Company (the “Registrant”), was formed on April 23, 2012 to serve as the stock holding company for Madison County Bank (the “Bank”) in connection with the mutual-to-stock conversion of Madison County Holding Company, MHC (the “MHC”), the Bank’s federally chartered mutual holding company.  As of June 30, 2012, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the MHC on a consolidated basis is included in this Quarterly Report.

Part I. – Financial Information

Financial Statements

Madison County Holding Company, MHC
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$2,293	$6,449
Interest-earning demand accounts	2,493	8
Cash and cash equivalents	4,786	6,457
Certificates of deposit	250	250
Investment securities:
Available for sale, at fair value	9,942	10,228
Held to maturity, at amortized cost (fair value of $21,095 and $15,854, respectively)	20,475	15,402
Loans held for sale	105	621
Loans receivable, net of allowance for losses of $4,296 and $4,017, respectively	182,408	188,953
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	2,053	2,037
Premises and equipment, net	2,308	2,540
Bank-owned life insurance (“BOLI”)	4,521	4,444
Accrued interest receivable	2,660	4,141
Core deposit intangible	899	989
Goodwill	481	481
Other assets	2,561	2,125

Total assets	$233,449	$238,668

Liabilities and Equity

Liabilities
Deposits	$192,098	$179,211
Borrowings	6,600	26,900
Accrued interest payable	115	165
Other liabilities	2,456	2,261
Total liabilities	201,269	208,537

Commitments and contingencies

Equity
Accumulated other comprehensive income	241	231
Retained earnings - substantially restricted	31,939	29,900
Total equity	32,180	30,131

Total liabilities and equity	$233,449	$238,668

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statements of Income
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,510	$2,688	$5,381	$5,341
Investment securities - taxable	90	88	174	165
Investment securities - non-taxable	167	109	305	210
Other	11	9	22	18
Total interest income	2,778	2,894	5,882	5,734

Interest Expense
Deposits	410	507	811	1,025
Borrowings	56	64	113	134
Total interest expense	466	571	924	1,159

Net interest income	2,312	2,323	4,958	4,575
Provision for loan losses	75	140	185	230

Net Interest Income After Provision for Loan Losses	2,237	2,183	4,773	4,345

Other Income
Service charges on deposit accounts	41	52	87	97
ATM and credit card fees	32	30	64	58
Loan servicing income, net	37	29	71	55
Gain on sale of loans	164	41	340	105
Net realized losses on investment securities	-	-	-	(18)
Increase in surrender value of life insurance	39	43	77	88
Insurance commission income	89	103	183	214
Other income	37	26	82	50
Total other income	439	324	904	649

Other Expense
Salaries and employee benefits	858	793	1,730	1,591
Director fees and benefits	24	20	45	38
Net occupancy	126	139	249	260
Data processing fees	46	44	90	83
Professional fees	84	16	99	32
Advertising	16	24	36	47
Supplies	38	30	69	63
FDIC inurance premiums	28	59	57	118
Core deposit intangible amortization	45	51	90	103
Other expense	141	127	327	258
Total other expense	1,406	1,303	2,792	2,593

Income Before Income Tax Expense	1,270	1,204	2,885	2,401

Income tax expense	360	355	846	707

Net Income	$910	$849	$2,039	$1,694

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)

Net Income	$910	$849	$2,039	$1,694

Other Comprehensive Income (Loss)

Unrealized appreciation on available-for-sale
securities, net of taxes of $9, $47,
$5 and $37, respectively	19	89	10	71

Less: reclassification adjustment for realized losses
included in net income, net of taxes of $0, $0
$0 and $(6), respectively	-	-	-	(12)

	19	89	10	83

Comprehensive Income	$929	$938	$2,049	$1,777

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statement of Equity
(Dollars in Thousands)

	Accumulated
	Other
	Comprehensive	Retained	Total
	Income	Earnings	Equity
	(Unaudited)

Balance at January 1, 2012	$231	$29,900	$30,131

Net income		2,039	2,039
Change in unrealized gains on investment securities,
net of reclassification and tax	10		10

Balance at June 30, 2012	$241	$31,939	$32,180

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating activities:
Net income	$2,039	$1,694
Items not requiring cash:
Provision for loan losses	185	230
Depreciation and amortization	123	113
Investment securities amortization, net	11	11
Investment securities losses	-	18
Core deposit intangible amortization	90	103
Loans originated for sale in the secondary market	(14,893)	(6,129)
Proceeds from loan sales in the secondary market	15,749	6,594
Gain on loans sold	(340)	(105)
Increase in surrender value of life insurance	(77)	(88)
Net change in:
Accrued interest receivable	1,481	789
Accrued interest payable	(50)	(29)
Other adjustments	(262)	484
Net cash provided by operating activities	4,056	3,685

Investing activities:
Purchases of investment securities available for sale	(4,862)	(7,843)
Proceeds from maturities of investment securities available for sale	5,150	2,305
Purchases of investment securities held to maturity	(5,386)	(3,002)
Proceeds from maturities of investment securities held to maturity	315	660
Purchases of Stock in FHLB of Topeka, net	-	(121)
Net change in loans receivable	6,360	1,314
Purchases of premises and equipment	(4)	(85)
Other investing activities	113	-
Net cash provided by (used in) investing activities	1,686	(6,772)

Financing activities:
Net change in checking and money market savings accounts	16,215	14,280
Net change in certificates of deposit	(3,328)	(1,920)
Net change in short-term borrowings	(20,100)	(7,855)
Repayment of FHLB advances	(200)	(1,500)
Net cash provided by (used in) financing activities	(7,413)	3,005

Net Change in Cash and Cash Equivalents	(1,671)	(82)

Cash and Cash Equivalents, Beginning of Period	6,457	2,522

Cash and Cash Equivalents, End of Period	$4,786	$2,440

Additional Cash Flows Information:
Interest paid	$924	$1,188
Taxes paid	1,099	882

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Form 10-Q

Notes to Condensed Consolidated Financial Statements

Madison County Holding Company, MHC, a federally chartered mutual holding company  (the “Company”) owns 100% of the common stock of Madison County Financial Corporation, a federal stock corporation (the “Mid-Tier Holding Company”), which owns 100% of the common stock of Madison County Bank (the “Bank”), a federal stock savings bank that is headquartered in Madison, Nebraska.

The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Madison, Nebraska.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by such authority.

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in Madison County Financial, Inc.’s Prospectus dated August 10, 2012, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 20, 2012.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and six-month periods ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Mid-Tier Holding Company and its wholly owned subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	June 30, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	9,077	395	(30)	9,442
Total available for sale	9,577	395	(30)	9,942

Held to maturity:
Federal agencies	496	22	-	518
State and municipal	19,979	606	(8)	20,577
Total held to maturity	20,475	628	(8)	21,095

Total investment securities	$30,052	$1,023	$(38)	$31,037

	December 31, 2011
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
U.S. Treasuries	$499	$2	$-	$501
Federal agencies	9,379	365	(17)	9,727
Total available for sale	9,878	367	(17)	10,228

Held to maturity:
Federal agencies	493	33	-	526
State and municipal	14,909	421	(2)	15,328
Total held to maturity	15,402	454	(2)	15,854

Total investment securities	$25,280	$821	$(19)	$26,082

The amortized cost and fair value of investment securities at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited, In Thousands)

Within one year	$1,000	$1,002	$1,671	$1,696
After one through five years	2,271	2,378	1,855	1,909
After five through ten years	5,402	5,657	2,722	2,822
After ten years	904	905	14,227	14,668

	$9,577	$9,942	$20,475	$21,095

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,849,000 at June 30, 2012 (unaudited) and $6,119,000 at December 31, 2011.

There were no sales of investment securities available for sale for the three and six months ended June 30, 2012 and 2011(unaudited).  There were no gains or losses on called investment securities for the three and six months ended June 30, 2012 (unaudited) and the three months ended June 30, 2011.  The Company recorded net losses of $18,000 (unaudited) for the six months ended June 30, 2011 on called investment securities.

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at June 30, 2012 (unaudited) and December 31, 2011 was $4,409,000 and 2,227,000, which is approximately 14% and 9%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these investment securities are temporary.

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses at June 30, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited, In Thousands)
Available for sale-
Federal agencies	$2,525	$(19)	$502	$(11)	$3,027	$(30)
Held to maturity-
State and municipal	1,382	(8)	-	-	1,382	(8)

	$3,907	$(27)	$502	$(11)	$4,409	$(38)

Investment securities with unrealized losses at December 31, 2011 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available for sale-
Federal agencies	$1,885	$(17)	$-	$-	$1,885	$(17)
Held to maturity-
State and municipal	342	(2)	-	-	342	(2)

	$2,227	$(19)	$-	$-	$2,227	$(19)

Note 4:  Loans and Allowance

The Company’s loan and allowance policies are as follows:

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Premiums and discounts are amortized as a level yield adjustment over the respective term of the loan.

For loans not secured by real estate or loans secured by real estate with loan-to-value ratios of 80% or more, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  For loans secured by real estate with a loan-to-value ratio of less than 80%, the accrual of interest is discontinued after the loan is 120 days past due.  Past due status is based on contractual terms of the loan.  For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date.  For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

For all loan portfolio segments, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the six month-end periods ended June 30, 2012 and 2011 (unaudited).

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general and allocated components.  The general component covers non-impaired loans and is based on the product of the historical loss experience rate, adjusted by certain qualitative factors in basis points, and the portfolio balance for each loan segment.  The historical loss experience rate is determined for each loan portfolio segment and is based on the actual loss history experienced by the Company over the prior three years.  Management believes the three year historical loss experience methodology is appropriate in the current economic environment.  The qualitative  factors considered include changes in experience of lending staff, lending policies and procedures; changes in loan review and oversight; changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; changes in the underlying collateral and changes in current, national and local economic and business conditions.

The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including available sources of cash flows.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for non-homogenous type loans such as commercial, nonowner residential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral.  In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial non-real estate, commercial real estate and multi-family real estate loans.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company generally does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Categories of loans receivable include:

	June 30,	December 31,
	2012	2011
	(Unaudited)
Real estate:
Agricultural	$80,589	$83,347
Commercial and multi-family	21,525	21,037
One- to four-family residential	36,698	37,414
Agricultural and commercial non-real estate	43,249	46,620
Consumer	4,643	4,552
	186,704	192,970
Less
Allowance for losses	4,296	4,017

Total loans	$182,408	$188,953

The risk characteristics of each loan portfolio segment are as follows:

Agricultural Real Estate

Agricultural real estate loans are primarily comprised of loans for the purchase of farmland.  Loan-to-value ratios on loans secured by farmland generally do not exceed 70% and have amortization periods limited to twenty one years.

Agricultural and Commercial Non-Real Estate

Agricultural non-real estate loans are generally comprised of seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans and term loans to fund the purchase of equipment.  Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry-developed estimates of farm input costs and expected commodity yields and prices.  Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary.

Commercial non-real estate loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial non-real estate loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee.  Short-term loans may be made on an unsecured basis.

Commercial and Multi-Family Real Estate

Commercial and multi-family real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Commercial and multi-family real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The characteristics of properties securing the Company’s commercial and multi-family real estate portfolio are diverse, but virtually all of these loans are secured by properties in Nebraska.  Management monitors and evaluates commercial real estate and multi-family real estate loans based on collateral, geography and risk grade criteria.  In addition, the Company generally will not finance single purpose projects unless other underwriting factors are present to help mitigate risk.  In addition, management tracks the level of owner-occupied commercial real estate versus nonowner-occupied loans.

Residential Real Estate and Consumer

Residential real estate and consumer loans consist of two segments - residential mortgage loans and personal loans.  For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio of 80% of the sales price or appraised value, whichever is lower, and requires private mortgage insurance if that ratio is exceeded.  Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets, such as automobiles or recreational vehicles.  Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended June 30, 2012:
Balance, beginning of period	$1,898	$534	$702	$1,009	$78	$4,221
Provision for loan losses	78	(24)	(51)	80	(8)	75
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$1,976	$510	$651	$1,089	$70	$4,296

Six Months Ended June 30, 2012:
Balance, beginning of period	$1,579	$556	$818	$984	$80	$4,017
Provision for loan losses	326	(46)	(190)	105	(10)	185
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	71	-	23	-	-	94

Balance, end of period	$1,976	$510	$651	$1,089	$70	$4,296

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended June 30, 2011:
Balance, beginning of period	$1,471	$479	$717	$672	$103	$3,442
Provision for loan losses	(49)	57	74	74	(16)	140
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	3	-	-	-	3

Balance, end of period	$1,422	$539	$791	$746	$87	$3,585

Six Months Ended June 30, 2011:
Balance, beginning of period	$1,448	$496	$580	$720	$108	$3,352
Provision for loan losses	(26)	40	211	26	(21)	230
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	3	-	-	-	3

Balance, end of period	$1,422	$539	$791	$746	$87	$3,585

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2012 and December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
At June 30, 2012 (Unaudited):

Allowance:
Balance, end of period	$1,976	$510	$651	$1,089	$70	$4,296
Ending balance: individually evaluated for impairment	$-	$-	$42	-	$-	$42
Ending balance: collectively evaluated for impairment	$1,976	$510	$609	$1,089	$70	$4,254

Loans:
Ending balance	$80,589	$21,525	$36,698	$43,249	$4,643	$186,704
Ending balance individually evaluated for impairment	$-	$-	$83	$-	$-	$83
Ending balance collectively evaluated for impairment	$80,589	$21,525	$36,615	$43,249	$4,643	$186,621

At December 31, 2011:

Allowance:
Balance, end of period	$1,579	$556	$818	$984	$80	$4,017
Ending balance: individually evaluated for impairment	$-	$-	$50	$-	$-	$50
Ending balance: collectively evaluated for impairment	$1,579	$556	$768	$984	$80	$3,967

Loans:
Ending balance	$83,347	$21,037	$37,414	$46,620	$4,552	$192,970
Ending balance individually evaluated for impairment	$-	$-	$64	$-	$-	$64
Ending balance collectively evaluated for impairment	$83,347	$21,037	$37,350	$46,620	$4,552	$192,906

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Pass	$80,461	$21,520	$36,060	$43,168	$4,634	$185,843
Special Mention	-	5	518	81	6	610
Substandard	128	-	120	-	3	251
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$80,589	$21,525	$36,698	$43,249	$4,643	$186,704

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)

Pass	$83,218	$21,028	$36,835	$46,517	$4,543	$192,141
Special Mention	-	9	469	102	9	589
Substandard	129	-	110	1	-	240
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$83,347	$21,037	$37,414	$46,620	$4,552	$192,970

The Company generally categorizes all classes of loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Generally, smaller dollar consumer loans are excluded from this grading process and are reflected in the Pass category.  The delinquency trends of these consumer loans are monitored on a homogeneous basis and the related delinquent amounts are reflected in the aging analysis table below.  The Company uses the following definitions for risk ratings:

The Pass asset quality rating encompasses assets that have generally performed as expected.  With the exception of some smaller consumer and residential loans, these assets generally do not have delinquency.  Loans assigned this rating include loans to borrowers possessing solid credit quality with acceptable risk.  Borrowers in these grades are differentiated from higher grades on the basis of size (capital and/or revenue), leverage, asset quality, stability of the industry or specific market area and quality/coverage of collateral.  These borrowers generally have a history of consistent earnings and reasonable leverage.

The Special Mention asset quality rating encompasses assets that have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  This grade is intended to include loans to borrowers whose credit quality has clearly deteriorated and where risk of further decline is possible unless active measures are taken to correct the situation.  Weaknesses are considered potential at this state and are not yet fully defined.

The Substandard asset quality rating encompasses assets that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any; assets having a well-defined weakness based upon objective evidence; assets characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected; or the possibility that liquidation will not be timely.  Loans categorized in this grade possess a well-defined credit weakness and the likelihood of repayment from the primary source is uncertain.  Significant financial deterioration has occurred and very close attention is warranted to ensure the full repayment without loss.  Collateral coverage may be marginal and the accrual of interest has been suspended.

The Doubtful asset quality rating encompasses assets that have all of the weaknesses of those classified as Substandard.  In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The Loss asset quality rating encompasses assets that are considered uncollectible and of such little value that their continuance as assets of the bank is not warranted.  A loss classification does not mean that an asset has no recovery or salvage value; instead, it means that it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be realized in the future.

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of June 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Past Due:
30-59 days	$-	$-	$18	$81	$8	$107
60-89 days	128	-	36	-	1	165
90 days or more	-	6	176	-	-	182
Total past due	128	6	230	81	9	454
Current	80,461	21,519	36,468	43,168	4,634	186,250

Total loans	$80,589	$21,525	$36,698	$43,249	$4,643	$186,704

Nonaccrual loans	$128	$-	$86	$-	$-	$214
Loans past due 90 days and still accruing	-	6	160	-	-	166

	$128	$6	$246	$-	$-	$380

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
Past Due:
30-59 days	$111	$-	$169	$36	$32	$348
60-89 days	-	9	289	96	3	397
90 days or more	-	-	16	-	1	17
Total past due	111	9	474	132	36	762
Current	83,236	21,028	36,940	46,488	4,516	192,208

Total loans	$83,347	$21,037	$37,414	$46,620	$4,552	$192,970

Nonaccrual loans	$129	$-	$93	$1	$-	$223
Loans past due 90 days and still accruing	-	-	16	-	1	17

	$129	$-	$109	$1	$1	$240

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$83	$-	$-	$83
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$83	$-	$-	$83

Unpaid principal balance of impaired loans	$-	$-	$83	$-	$-	$83
Allowance for loan losses on impaired loans	-	-	42	-	-	42

The following table presents average impaired loans based on class level for the three and six months ended June 30, 2012 and 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Average recorded investment in impaired loans for the three months ended June 30, 2012	$-	$-	$34	$-	$-	$34
Average recorded investment in impaired loans for the three months ended June 30, 2011	-	-	48	-	-	48

Average recorded investment in impaired loans for the six months ended June 30, 2012	$-	$-	$35	$-	$-	$35
Average recorded investment in impaired loans for the six months ended June 30, 2011	-	-	48	-	-	48

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$64	$-	$-	$64
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$64	$-	$-	$64

Unpaid principal balance of impaired loans	$-	$-	$64	$-	$-	$64
Allowance for loan losses on impaired loans	-	-	50	-	-	50

Interest income of $3,000, $3,000, $3,000 and $4,000 was recognized on impaired loans for the three and six months ended June 30, 2012 (unaudited) and for the three and six months ended June 30, 2011 (unaudited), respectively.

There were no troubled debt restructurings at June 30, 2012 (unaudited) and December 31, 2011.  During the three and six months ended June 30, 2012 (unaudited), there were no new restructurings classified as troubled debt restructurings.

Note 4:  Disclosures About Fair Value of Assets and Liabilities

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Topic 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 2 securities include federal agencies.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	9,442	-	9,442	-

	$9,942	$500	$9,442	$-

	December 31, 2011
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for sale:
U.S. Treasuries	$501	$501	$-	$-
Federal agencies	9,727	-	9,727	-

	$10,228	$501	$9,727	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral.  If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires a current independent appraisal of the collateral and applying a discount factor to the value.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
June 30, 2012 (Unaudited)

Impaired loans	$41	$-	$-	$41

December 31, 2011

Impaired loans	$14	$-	$-	$14

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at	Valuation		Weighted
	June 30, 2012	Technique	Unobservable Inputs	Average
	(Unaudited, In Thousands)

Collateral-dependent impaired loans	$41	Market comparable properties	Marketability discount	10%

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Certificates of Deposit, Federal Home Loan Bank Stock, Accrued Interest Receivable and Accrued Interest Payable

The carrying amount approximates fair value.

Held-to-maturity Securities

Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Loan Held for Sale

The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include checking and money market savings accounts.  The carrying amount of these deposits approximates fair value.  The fair value of fixed-maturity time deposits (certificates and other time deposits) is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Borrowings

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.  Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market.  If a quoted market price is not available, an expected present value technique is used to estimate fair value.

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2012.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Financial assets:
Cash and cash equivalents	$4,786	$4,786	$-	$-
Certificates of deposit	250	250	-	-
Available for sale investment securities	9,942	500	9,442	-
Held to maturity investment securities	20,475	-	21,095	-
Loans held for sale	105	-	105	-
Loans, net	182,408	-	-	194,331
Stock in Federal Home Loan Bank of Topeka	2,053	-	2,053	-
Accrued interest receivable	2,660	-	2,660	-

Financial liabilities:
Deposits	192,098	-	-	192,338
Borrowings	6,600	-	6,985	-
Accrued interest payable	115	-	115	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2011.

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In Thousnds)
Financial assets:
Cash and cash equivalents	$6,457	$6,457
Certificates of deposit	250	250
Available for sale investment securities	10,228	10,228
Held to maturity investment securities	15,402	15,854
Loans held for sale	621	621
Loans, net	188,953	198,499
Stock in Federal Home Loan Bank of Topeka	2,037	2,037
Accrued interest receivable	4,141	4,141

Financial liabilities:
Deposits	179,211	179,709
Borrowings	26,900	26,324
Accrued interest payable	164	164

Note 6:  Recent Accounting Pronouncements

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 7:  Plan of Conversion and Change in Corporate Form

On January 17, 2012, the Company, Mid-Tier Holding Company and Bank adopted a Plan of Conversion and Reorganization (the “Plan”) and on April 23, 2012, an Amended Plan of Conversion and Reorganization was adopted, both of which provide for the conversion of the Company into the capital stock form of organization.  The Company currently owns 100% of the common stock of the Mid-Tier Holding Company, which owns 100% of the common stock of the Bank that is headquartered in Madison, Nebraska.  A new stock holding company (the “Holding Company”) will be established as part of the Conversion and will succeed to all the rights and obligations of the Company and the Mid-Tier Holding Company and will issue Common Stock in the Conversion pursuant to an independent valuation appraisal of the Bank and the Holding Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The Plan has been approved by the Board of the Company and by the FRB.  The Plan also must be approved by a majority of the total number of votes eligible to be cast by Voting Members of the Company at a Special Meeting of Members to be called for that purpose.

Shares of the Holding Company’s common stock will be offered in a subscription offering pursuant to non-transferable subscription rights at a predetermined and uniform price in the following order of preference: (1) to the eligible account holders of record of the Bank as of December 31, 2010; (2) to the Bank’s tax qualified employee stock benefit plans; (3) if applicable, to supplemental eligible account holders of record as of the last day of the calendar quarter preceding FRB approval of the Conversion; and (4) any person other than an eligible account holder or a supplemental eligible account holder, holding a qualifying deposit on the voting record date.  Concurrently, or after the subscription offering, shares not subscribed for in the subscription offering may be offered to the general public in a direct community offering with preference given first to natural persons residing in the Nebraska counties of Cedar, Boone, Knox, Madison and Pierce; and thereafter to other members of the general public.

Subsequent to the Conversion, voting rights will be held exclusively by the stockholders of the Holding Company.  Deposits at the Bank will continue to be insured by the FDIC.  A liquidation account will be established in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder will be entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.  Any repurchases by the Holding Company of its common stock will be conducted in accordance with applicable laws and regulations.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering.  In the event the conversion and offering are not completed, any deferred costs will be charged to operations.  Conversion costs incurred for the six months ended June 30, 2012 (unaudited) were $484,000.  No conversion costs were incurred in 2011.

Note 8:  Reclassifications

Certain reclassifications have been made to the 2011 condensed consolidated financial statements to conform to the June 30, 2012 presentation.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of Madison County Holding Company, MHC (the “MHC”) on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this quarterly report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●
changes in government policy towards farming subsidies, and especially towards the production of ethanol which is highly dependent upon #2 Yellow Corn, the primary commodity produced in our market area;

●	competition among depository and other financial institutions;

●	our success in continuing to emphasize agricultural real estate and agricultural and commercial non-real estate loans;

●	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments;

●	adverse changes in the securities markets;

●
changes in laws or government regulations or policies affecting financial institutions, including changes in deposit insurance premiums, regulatory fees and capital requirements, which increase our compliance costs;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	loan delinquencies and changes in the underlying cash flows of our borrowers;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Madison County Financial, Inc.’s Prospectus dated August 10, 2012, as filed with the Securities and  Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 20, 2012.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased $5.2 million, or 2.2%, to $233.4 million at June 30, 2012 from $238.7 million at December 31, 2011.  The decrease was due primarily to a decrease in net loans receivable of $6.5 million, or 3.5%, to $182.4 million at June 30, 2012 from $189.0 million at December 31, 2011, and a decrease in cash and cash equivalents of $1.7 million, or 25.9%, to $4.8 million at June 30, 2012 from $6.5 million at December 31, 2011.  These decreases were offset in part by a $5.1 million, or 32.9%,  increase in investment securities held to maturity, to $20.5 million at June 30, 2012 from $15.4 million at December 31, 2011. The decrease in net loans was due primarily to normal seasonal loan pay-downs from our farming customers and normal annual loan payments on agricultural real estate loans. For many years we have experienced large loan pay-downs in the first and second quarters relating primarily to the cash flow cycle of our farming customers. Investment securities held to maturity increased as we used funds received from loan payoffs to purchase these securities.

Accrued interest receivable on investment securities, certificates of deposit owned and loans decreased $1.5 million, or 35.8%, to $2.7 million at June 30, 2012 from $4.1 million at December 31, 2011. The decrease resulted primarily from the timing of interest payments due on our loans and the $6.5 million decrease in net loans at June 30, 2012 as compared to December 31, 2011.

Core deposit intangible, which resulted from our November 2005 acquisition of  First National Bank of Albion, decreased $90,000, or 9.1%, to $899,000 at June 30, 2012 from $989,000 at December 31, 2011.

Deposits increased $12.9 million, or 7.2%, to $192.1 million at June 30, 2012 from $179.2 million at December 31, 2011, as we experienced increases in each category of our core deposits except non-interest bearing checking accounts which decreased by $1.4 million, or 8.8%.  Interest-bearing checking and money market savings accounts increased $10.4 million, or 11.2%, and $7.2 million, or 20.4%, at June 30, 2012 from December 31, 2011, respectively. Certificates and time deposits decreased $3.3 million, or 9.4%, at June 30, 2012 from December 31, 2011, reflecting customer demand for transaction accounts rather than locking in deposits for longer terms in the current low interest rate environment.   For the same reason that we experience large cash inflows from loan pay-downs in the second quarter of each year, we also experience moderate to large increases in transaction account balances in the second quarter of each year.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and as needed to a lesser extent from the Bankers’ Bank of the West. Although we expect advances from the FHLB-Topeka and short term borrowings from FRB-Kansas City to remain an integral part of our funding strategy, our borrowings from the FHLB-Topeka and FRB-Kansas City decreased 75.5% to $6.6 million at June 30, 2012 from $26.9 million at December 31, 2011. This decrease reflects our normal and expected liquidity profile due to the seasonal nature of loan pay-downs and large deposit fund increases typically experienced in the first quarter of each calendar year.   Despite this decrease, we expect to continue to utilize borrowings as an alternative funding source. Our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years, and our borrowings from the FRB-Kansas City are short-term borrowings related to our Line of Credit and Seasonal Borrowing Agreement.

Total equity increased by $2.0 million, or 6.8%, to $32.2 million at June 30, 2012 from $30.1 million at December 31, 2011.  The increase resulted from net income of $2.0 million during the six months ended June 30, 2012.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General.  Net income increased to $910,000 for the three months ended June 30, 2012 from $849,000 for the three months ended June 30, 2011.  The increase reflected higher other income and lower interest expense and lower provision for loan losses, offset partially by lower net interest and dividend income and higher total other expense during the 2012 quarter.

Interest and Dividend Income.  Interest and dividend income decreased $116,000, or 4.0%, to $2.8 million for the quarter ended June 30, 2012 from $2.9 million for quarter ended June 30, 2011.  The decrease reflected a decrease in the average yield on interest-earning assets to 5.04% for the 2012 quarter from 5.56% for the 2011 quarter, offset in part by an increase in average interest-earning assets to $221.9 million for the 2012 quarter compared to $209.2 million for the 2011 quarter.

Interest income and fees on loans decreased $178,000, or 6.6%, to $2.5 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011, reflecting a slight decrease in average loans outstanding period to period as well as a decrease in the average yield on loans to 5.50% for the 2012 quarter from 5.88% for the 2011 quarter.  Interest income on taxable investment securities remained relatively flat increasing to $90,000 for the 2012 quarter from $88,000 for the 2011 quarter. Interest income on non-taxable investment securities increased $58,000, or 53.2%, to $167,000 for the quarter ended June 30, 2012 from $109,000 for the quarter ended June 30, 2011, reflecting an increase in the average balance of such securities to $16.9 million during the 2012 period from $10.5 million for the 2011 period. This increase was offset in part by a decrease in the average yield on such securities to 3.97% from 4.16%, period to period.

Interest Expense.  Interest expense decreased $105,000, or 18.4%, to $466,000 for the three months ended June 30, 2012 from $571,000 for the three months ended June 30, 2011.  The decrease reflected a decrease in the average rate paid on total interest-bearing liabilities in the 2012 quarter to 1.02% compared to 1.28% during the 2011 quarter, offset in part by an increase in the average balance of total interest-bearing liabilities to $183.8 million for the 2012 quarter from $178.7 million for the 2011 quarter.

Interest expense on interest-bearing deposits decreased $97,000, or 19.1%, to $410,000 for the quarter ended June 30, 2012 from $507,000 for the quarter ended June 30, 2011, as the average rate paid on these deposits decreased to 0.93% during the 2012 period from 1.27% during the 2011 period, offset in part by an increase of $16.0 million in the average balance of these deposits to $177.2 million for the quarter ended June 30, 2012 from $161.1 million for the quarter ended June 30, 2011. Interest expense on borrowings decreased $8,000, or 12.5%, to $56,000 during the three months ended June 30, 2012 from $64,000 during the three months ended June 30, 2011, reflecting a decrease in the average balance of borrowings for the 2012 quarter to $6.6 million from $17.6 million during the 2011 quarter, offset in part by higher rates paid on such borrowings to 3.41% from 1.46% quarter to quarter, reflecting a larger percentage of long-term borrowings during the 2012 quarter as compared to the 2011 quarter.

Net Interest and Dividend Income.  Net interest and dividend income decreased $11,000, or 0.5%, to $2.3 million for the three months ended June 30, 2012 from $2.3 million for the three months ended June 30, 2011, reflecting a modest narrowing of our net interest rate spread and our net interest margin.  Our net interest rate spread decreased to 4.02% for the 2012 quarter from 4.28% for the 2011 quarter, and our net interest margin decreased to 4.19% for the second quarter of 2012 from 4.47% during the second quarter of 2011.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 120.8% for the 2012 quarter from 117.0% for the 2011 quarter. The decreases in our net interest rate spread and net interest margin reflected the decline in the average yield of our interest-earning assets, which was offset in part by an increase in the average balance of these assets, and further offset by the continuing decline in the cost of our deposits as the composition of our deposits has shifted to lower cost core deposits.

Provision for Loan Losses.  Based on our analysis of the factors, we recorded a provision for loan losses of $75,000 for the three months ended June 30, 2012, a decrease of $65,000, or 46.4%, from our provision of $140,000 for the three months ended June 30, 2011.  Our determination to decrease our provision resulted in part from management’s consideration of our continuing high credit quality and the reduction in net loans.

The provision for loan losses for the three months ended June 30, 2012 reflected no charge-offs or recoveries compared to the three months ended June 30, 2011 which reflected net recoveries of $3,000.  The allowance for loan losses was $4.3 million, or 2.30% of total loans, including loans held for sale, at June 30, 2012, compared to $3.6 million, or 1.95% of total loans, including loans held for sale, at June 30, 2011, and $4.0 million, or 2.07% of total loans, including loans held for sale, at December 31, 2011.  Total nonperforming loans were $380,000 at June 30, 2012 compared to $240,000 at December 31, 2011. As a percentage of nonperforming loans, the allowance for loan losses was 1,131% at June 30, 2012 compared to 1,674% at December 31, 2011.

Other Income.  Other income increased $115,000, or 35.5%, to $439,000 for the three months ended June 30, 2012 from $324,000 for the three months ended June 30, 2011.  The increase in other income was attributable primarily to a $123,000 increase in gain on sale of loans to $164,000 for the 2012 quarter from $41,000 for the 2011 quarter as the proceeds from loan sales increased to $8.0 million during the 2012 quarter from $2.8 million for the 2011 quarter.

Other Expense.  Other expense increased $103,000, or 7.9%, to $1.4 million for the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011.  The increase was due primarily to increased salaries and employee benefits expense to $858,000 for the 2012 quarter from $793,000 for the 2011 quarter, reflecting normal annual salary increases and payouts under our benefit plans, and an increase of $68,000 in professional and service fees to $84,000 for the 2012 quarter from $16,000 for the 2011 quarter, reflecting additional costs associated with audits performed in preparation for conversion filings.  These increases were offset in part by a $31,000 decrease in federal deposit insurance premiums due to a change in how the premium is calculated.

Income Tax Expense.  The provision for income taxes was $360,000 for the three months ended June 30, 2012 compared to $355,000 for the three months ended June 30, 2011, reflecting an increase in pretax income.  Our effective tax rate was 28.4% for the 2012 quarter compared to 29.5% for the 2011 quarter. This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General.  Net income increased to $2.0 million for the six months ended June 30, 2012 from $1.7 million for the six months ended June 30, 2011.  The increase reflected higher net interest income and other income and a decrease in our provision for loan losses during the 2012 period versus the 2011 period, offset partially by higher other expense.

Interest and Dividend Income.  Interest and dividend income increased $148,000, or 2.6%, to $5.9 million for the six months ended June 30, 2012 from $5.7 million for the six months ended June 30, 2011.  The increase reflected an increase in average interest-earning assets to $218.9 million for the 2012 period compared to $206.3 million for the 2011 period, offset in part by a decrease in the average yield on interest-earning assets to 5.40% for the six months ended June 30, 2012 from 5.61% for the six months ended June 30, 2011.

Interest income and fees on loans increased by $40,000, or 0.7%, to $5.4 million for the six months ended June 30, 2012 from $5.3 million for the six months ended June 30, 2011, reflecting a slight increase in average loans outstanding period to period and a marginal increase in the average yield paid on these loans to 5.92% during the six months ended June 30, 2012 from 5.89% during the six months ended June 30, 2011.  Interest income on taxable investment securities increased $9,000 to $174,000 for the 2012 period from $165,000 for the 2011 period, while interest income on non-taxable investment securities increased $95,000, or 45.2%, to $305,000 for the six months ended June 30, 2012 from $210,000 for the six months ended June 30, 2011, reflecting an increase in the average balance of such securities to $15.2 million during the 2012 period from $10.1 million for the 2011 period, offset in part by a decrease in the average yield on such securities to 4.04% from 4.19%, period to period.

Interest Expense.  Interest expense decreased $235,000, or 20.3%, to $924,000 for the six months ended June 30, 2012 from $1.2 million for the six months ended June 30, 2011.  The decrease reflected a decrease in the average rate paid on total interest-bearing liabilities for the six months ended June 30, 2012 to 1.02% compared to 1.32% for the six months ended June 30, 2011 period, offset in part by an increase in the average balance of total interest-bearing liabilities to $181.7 million for the 2012 period from $176.4 million for the 2011 period.

Interest expense on interest-bearing deposits decreased $214,000, or 20.9%, to $811,000 for the six months ended June 30, 2012 from $1.0 million for the six months ended June 30, 2011, as the average rate paid on these deposits decreased to 0.94% during the 2012 period from 1.30% during the 2011 period, offset in part by an increase of $15.1 million in the average balance of these deposits to $174.1 million for the six months ended June 30, 2012 from $159.0 million for the six months ended June 30, 2011. Interest expense on borrowings decreased $21,000, or 15.7%, to $113,000 for the six months ended June 30, 2012 from $134,000 for the six months ended June 30, 2011. The decrease reflected a decrease in the average balance of borrowings for the 2012 period to $7.6 million from $17.4 million for the 2011 period, offset in part by a higher rate paid on such borrowings to 3.00% from 1.55% period to period, reflecting a larger percentage of long-term borrowings during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net Interest Income.  Net interest income increased $383,000, or 8.4%, to $5.0 million for the six months ended June 30, 2012 from $4.6 million for the six months ended June 30, 2011, reflecting an improvement in our net interest rate spread and net interest margin during the 2012 period.  Our net interest rate spread increased to 4.38% for the six months ended June 30, 2012 from 4.29% for the six months ended June 30, 2011, and the ratio of our average interest-earning assets to average interest-bearing liabilities increased to 120.5% for the 2012 period from 116.9% for 2011 period.  Our net interest margin also increased to 4.55% for the six months ended June 30, 2012 from 4.47% for six months ended June 30, 2011. The increases in our net interest rate spread and net interest margin reflected the continuing decline in the cost of our deposits in the current low interest rate environment as the composition of our deposits shifted to lower cost core deposits, while the balance of our average interest-earnings assets increased to $218.9 million for the six months ended June 30, 2012 from $206.3 million for the six months ended June 30, 2011.

Provision for Loan Losses.  Based on our analysis of the factors, we recorded a provision for loan losses of $185,000 for the six months ended June 30, 2012, a decrease of $45,000, or 19.6%, from our provision of $230,000 for the six months ended June 30, 2011.  Our determination to decrease our provision resulted in part from management’s consideration of our continuing high credit quality and the reduction in net loans.

The provision for loan losses for the six months ended June 30, 2012 reflected net recoveries of $94,000 for the six month period, compared to net recoveries of $3,000 during the six months ended June 30, 2011.  The allowance for loan losses was $4.3 million, or 2.30% of total loans, including loans held for sale, at June 30, 2012, compared to $3.6 million, or 1.95% of total loans, including loans held for sale, at June 30, 2011, and $4.0 million, or 2.07% of total loans, including loans held for sale, at December 31, 2011.  Total nonperforming loans were $380,000 at June 30, 2012 compared to $240,000 at December 31, 2011. As a percentage of nonperforming loans, the allowance for loan losses was 1,131% at June 30, 2012 compared to 1,674% at December 31, 2011.

Other Income.  Other income increased $255,000, or 39.3%, to $904,000 for the six months ended June 30, 2012 from $649,000 for the six months ended June 30, 2011.  The increase in other income was attributable primarily to a $235,000 increase in gain on sale of loans to $340,000 for the six months ended June 30, 2012 from $105,000 for the six months ended June 30, 2011 as the proceeds from loan sales increased to $15.7 million during the 2012 period from $6.6 million for the 2011 period.

Other Expense.  Other expense increased $199,000, or 7.7%, to $2.8 million for the six months ended June 30, 2012 from $2.6 million for the six months ended June 30, 2011.  The increase was due primarily to increased salaries and employee benefits expense which increased to $1.7 million for the 2012 period from $1.6 million for the 2011 period, reflecting normal annual salary increases and payouts under our benefit plans, an increase of $67,000 in professional and service fees to $99,000 for the 2012 period from $32,000 for the 2011 period reflecting additional costs associated with audits performed in preparation for conversion filings, and an increase of $70,000 in other expense reflecting normal expense increases and an increase in our provision for the contingent liability related to sold loans. These increases were offset in part by a $61,000 decrease in federal deposit insurance premiums due to a change in how the premium is calculated.

Income Tax Expense.  The provision for income taxes was $846,000 for the six months ended June 30, 2012 compared to $707,000 for the six months ended June 30, 2011, reflecting an increase in pretax income.  Our effective tax rate was 29.3% for the six months ended June 30, 2012 compared to 29.5% for the six months ended June 30, 2011.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sale of loans, proceeds from maturities and calls of securities, advances from the Federal Home Loan Bank-Topeka and borrowings from the Federal Reserve Bank of Kansas City, and to a lesser extent from the Bankers’ Bank of the West, and other income including income from our insurance agency subsidiary.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Additionally, we historically have experienced significant increases in our deposits during the first calendar quarter of each year as a result of our farm customers depositing proceeds from the sale of agricultural commodities during this period. Similarly, our borrowings have historically increased during the fourth calendar quarter of each year in response to increased loan demand from our farm customers during this period, many of whom purchase their crop production supplies (seed, fertilizer, fuel and chemicals) during October through December.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $4.1 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.  Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $1.7 million and $(6.8) million for the six months ended June 30, 2012 and 2011, respectively.  Net cash provided by (used in) financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings, was $(7.4) million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $30.5 million, or 13.8% of adjusted total assets, which is above the required level of $8.8 million, or 4.0%; and total risk-based capital of $33.3 million, or 15.1% of risk-weighted assets, which is above the required level of $17.6 million, or 8.0%.  Accordingly Madison County Bank was categorized as well capitalized at June 30, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At June 30, 2012, we had outstanding commitments to originate loans of $9.6 million and lines of credit of $29.0 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2012 totaled $25.3 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison County Financial, Inc.

Date: September 21, 2012	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: September 21, 2012	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer