Form 10-Q/A
period 2012-06-30
Madison County Financial, Inc.
filed 2012-10-18
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 001-35679

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
YES ☐     NO ☒

3,193,054 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of October 17, 2012.

EXPLANATORY NOTE

Madison County Financial, Inc.  (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which was originally filed on September 21, 2012 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As required by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing.

Other than the addition of Exhibit 101, the only other revision in this Amendment No. 1 from the Original Filing is the updated number of the Company’s issued and outstanding shares on the cover page, which reflects the shares issued in the Company’s initial public offering which closed on October 3, 2012.  No other changes have been made to the Original Filing.

Other than the outstanding shares on the cover page, this Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended June 30, 2012.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON COUNTY FINANCIAL, INC.

Date: October 18, 2012	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: October 18, 2012	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

2