Form 10-Q
period 2012-09-30
Madison County Financial, Inc.
filed 2012-11-14
CIK 1547635

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 001-35679

Madison County Financial, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-0658311
(State or other jurisdiction of Company or organization)	(I.R.S. Employer Identification Number)

111 West Third Street, Madison, Nebraska	68748
(Address of Principal Executive Offices)	Zip Code

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
YES ☒     NO ☐

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
YES ☐     NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 30, 2012.

Madison County Financial, Inc.
Form 10-Q

EXPLANATORY NOTE

Madison County Financial, Inc., a Maryland corporation (the “Registrant”), was formed on April 23, 2012 to serve as the stock holding company for Madison County Bank (the “Bank”) as part of the mutual-to-stock conversion of Madison County Holding Company, MHC (the “MHC”), the Bank’s former federally chartered mutual holding company.  The conversion was consummated on October 3, 2012. Accordingly, as of September 30, 2012, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of the MHC on a consolidated basis is included in this Quarterly Report.

Part I. – Financial Information

Financial Statements

Madison County Holding Company, MHC
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$2,492	$6,449
Interest-earning demand accounts	11,543	8
Cash and cash equivalents	14,035	6,457
Certificates of deposit	500	250
Investment securities:
Available for sale, at fair value	7,907	10,228
Held to maturity, at amortized cost (fair value of $23,891 and $15,854, respectively)	23,273	15,402
Loans held for sale	57	621
Loans receivable, net of allowance for losses of $4,546 and $4,017, respectively	192,056	188,953
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	2,065	2,037
Premises and equipment, net	2,290	2,540
Bank-owned life insurance (“BOLI”)	4,559	4,444
Accrued interest receivable	4,024	4,141
Core deposit intangible	854	989
Goodwill	481	481
Other assets	3,810	2,125

Total assets	$255,911	$238,668

Liabilities and Equity

Liabilities
Deposits	$185,821	$179,211
Borrowings	6,300	26,900
Accrued interest payable	122	165
Stock Conversion Proceeds in Escrow	26,942	-
Other liabilities	3,579	2,261
Total liabilities	222,764	208,537

Commitments and contingencies

Equity
Accumulated other comprehensive income	263	231
Retained earnings - substantially restricted	32,884	29,900
Total equity	33,147	30,131

Total liabilities and equity	$255,911	$238,668

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statements of Income
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,632	$2,745	$8,013	$8,086
Investment securities - taxable	89	98	263	263
Investment securities - non-taxable	173	113	478	323
Other	13	13	35	31
Total interest income	2,907	2,969	8,789	8,703

Interest Expense
Deposits	426	484	1,237	1,509
Borrowings	58	68	171	202
Total interest expense	484	552	1,408	1,711

Net interest income	2,423	2,417	7,381	6,992
Provision for loan losses	250	210	435	440

Net Interest Income After Provision for Loan Losses	2,173	2,207	6,946	6,552

Other Income
Service charges on deposit accounts	54	57	141	154
ATM and credit card fees	33	32	97	90
Loan servicing income, net	41	33	112	88
Gain on sale of loans	251	81	591	186
Net realized losses on investment securities	(12)	35	(12)	17
Increase in surrender value of life insurance	38	39	115	127
Insurance commission income	125	140	308	354
Other income	27	36	109	86
Total other income	557	453	1,461	1,102

Other Expense
Salaries and employee benefits	949	799	2,679	2,390
Director fees and benefits	23	15	68	53
Net occupancy	125	130	374	390
Data processing fees	42	37	132	120
Professional fees	12	10	111	42
Advertising	16	23	52	70
Supplies	34	46	103	109
FDIC inurance premiums	29	3	86	121
Core deposit intangible amortization	45	52	134	155
Other expense	138	134	466	392
Total other expense	1,413	1,249	4,205	3,842

Income Before Income Tax Expense	1,317	1,411	4,202	3,812

Income tax expense	372	427	1,218	1,134

Net Income	$945	$984	$2,984	$2,678

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)

Net Income	$945	$984	$2,984	$2,678

Other Comprehensive Income (Loss)

Unrealized appreciation on available-for-sale
securities, net of taxes of $8, $48,
$13 and $85, respectively	14	95	24	166

Less: reclassification adjustment for realized losses
included in net income, net of taxes of $(4), $12
$(4) and $6, respectively	(8)	23	(8)	11

	22	72	32	155

Comprehensive Income	$967	$1,056	$3,016	$2,833

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statement of Equity
(Dollars in Thousands)

	Accumulated
	Other
	Comprehensive	Retained	Total
	Income (Loss)	Earnings	Equity
	(Unaudited)

Balance at January 1, 2012	231	29,900	30,131

Net income		2,984	2,984
Change in unrealized gains on investment securities, net of reclassification and tax	32		32

Balance at September 30, 2012	$263	$32,884	$33,147

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities:
Net income	$2,984	$2,678
Items not requiring cash:
Provision for loan losses	435	440
Depreciation and amortization	178	170
Investment securities amortization, net	16	17
Investment securities gains (losses)	12	(17)
Core deposit intangible amortization	134	155
Loans originated for sale in the secondary market	(24,354)	(11,271)
Proceeds from loan sales in the secondary market	25,509	11,432
Gain on loans sold	(591)	(186)
Increase in surrender value of life insurance	(115)	(127)
Net change in:
Accrued interest receivable	117	(584)
Accrued interest payable	(43)	(16)
Other adjustments	(401)	166
Net cash provided by operating activities	3,881	2,857

Investing activities:
Net change in certificates of deposit	(250)	(250)
Purchases of investment securities available for sale	(5,362)	(8,593)
Proceeds from maturities of investment securities available for sale	7,200	6,955
Purchases of investment securities held to maturity	(8,132)	(3,384)
Proceeds from maturities of investment securities held to maturity	755	1,400
Purchases of Stock in FHLB of Topeka, net	-	(341)
Net change in loans receivable	(3,538)	(5,008)
Purchases of premises and equipment	(36)	(113)
Other investing activities	108	-
Net cash used in investing activities	(9,255)	(9,334)

Financing activities:
Net change in checking and money market savings accounts	11,564	13,611
Net change in certificates of deposit	(4,954)	(2,237)
Proceeds from stock conversion	26,942	-
Net change in short-term borrowings	(20,100)	(3,855)
Repayment of FHLB advances	(500)	(900)
Net cash provided by financing activities	12,952	6,619

Net Change in Cash and Cash Equivalents	7,578	142

Cash and Cash Equivalents, Beginning of Period	6,457	2,522

Cash and Cash Equivalents, End of Period	$14,035	$2,664

Additional Cash Flows Information:
Interest paid	$1,451	$1,727
Taxes paid	1,428	1,370

The accompanying notes are an integral part of these financial statements.

Madison County Holding Company, MHC
Form 10-Q

Notes to Condensed Consolidated Financial Statements

As of September 30, 2012, Madison County Holding Company, MHC, a federally chartered mutual holding company (the “Company”) owned 100% of the common stock of Madison County Financial Corporation, a federal stock corporation (the “Mid-Tier Holding Company”), which, on such date, owned 100% of the common stock of Madison County Bank (the “Bank”), a federal stock savings bank that is headquartered in Madison, Nebraska.  Effective October 3, 2012, in connection with the consummation of the MHC’s mutual-to-stock conversion, the MHC and the Mid-Tier Holding Company were merged out of existence and Madison County Financial, Inc. owned 100% of the Bank’s common stock.

The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Madison, Nebraska.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by such authority.

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Madison County Financial, Inc.’s Prospectus dated August 10, 2012, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 20, 2012.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and nine-month periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for the entire year.  The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Mid-Tier Holding Company and its wholly owned subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	September 30, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited, In Thousands)
Available for sale:
Federal agencies	$7,508	$424	$(25)	$7,907
Total available for sale	7,508	424	(25)	7,907

Held to maturity:
Federal agencies	497	16	-	513
State and municipal	22,776	608	(6)	23,378
Total held to maturity	23,273	624	(6)	23,891

Total investment securities	$30,781	$1,048	$(31)	$31,798

	December 31, 2011
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
U.S. Treasuries	$499	$2	$-	$501
Federal agencies	9,379	365	(17)	9,727
Total available for sale	9,878	367	(17)	10,228

Held to maturity:
Federal agencies	493	33	-	526
State and municipal	14,909	421	(2)	15,328
Total held to maturity	15,402	454	(2)	15,854

Total investment securities	$25,280	$821	$(19)	$26,082

The amortized cost and fair value of investment securities at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited, In Thousands)

Within one year	$1,000	$1,005	$2,007	$2,026
After one through five years	2,079	2,234	2,225	2,273
After five through ten years	4,125	4,364	3,043	3,137
After ten years	304	304	15,998	16,455

	$7,508	$7,907	$23,273	$23,891

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,517,000 at September 30, 2012 (unaudited) and $6,119,000 at December 31, 2011.

There were no sales of investment securities available for sale for the three and nine months ended September 30, 2012 and 2011(unaudited).  The Company recorded net losses of $12,000 (unaudited) and net gains of $35,000 (unaudited) for the three months ended September 30, 2012 and 2011, respectively, on called investment securities.  The Company recorded net losses of $12,000 (unaudited) and net gains of $17,000 (unaudited) for the nine months ended September 30, 2012 and 2011, respectively, on called investment securities.

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at September 30, 2012 (unaudited) and December 31, 2011 was $4,267,000 and $2,227,000, which is approximately 13% and 9%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Investment securities with unrealized losses at September 30, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited, In Thousands)
Available for sale-
Federal agencies	$2,667	$(25)	$-	$-	$2,667	$(25)
Held to maturity-
State and municipal	1,600	(6)	-	-	1,600	(6)

	$4,267	$(31)	$-	$-	$4,267	$(31)

Investment securities with unrealized losses at December 31, 2011 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available for sale-
Federal agencies	$1,885	$(17)	$-	$-	$1,885	$(17)
Held to maturity-
State and municipal	342	(2)	-	-	342	(2)

	$2,227	$(19)	$-	$-	$2,227	$(19)

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the nine month-end periods ended September 30, 2012 and 2011 (unaudited).

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of general and allocated components.  The general component covers non-impaired loans and is based on the product of the historical loss experience rate, adjusted by certain qualitative factors in basis points, and the portfolio balance for each loan segment.  The historical loss experience rate is determined for each loan portfolio segment and is based on the actual loss history experienced by the Company over the prior three years.  Management believes the three year historical loss experience methodology is appropriate in the current economic environment.  The qualitative  factors considered include changes in experience of lending staff, lending policies and procedures; changes in loan review and oversight, changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; changes in the underlying collateral and changes in current, national and local economic and business conditions.

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

Categories of loans receivable include:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Real estate:
Agricultural	$82,807	$83,347
Commercial and multi-family	20,487	21,037
One- to four-family residential	36,448	37,414
Agricultural and commercial non-real estate	52,065	46,620
Consumer	4,795	4,552
	196,602	192,970
Less
Allowance for losses	4,546	4,017

Total loans	$192,056	$188,953

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

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended September 30, 2012:
Balance, beginning of period	$1,976	$510	$651	$1,089	$70	$4,296
Provision for loan losses	135	(36)	(109)	233	27	250
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,111	$474	$542	$1,322	$97	$4,546

Nine Months Ended September 30, 2012:
Balance, beginning of period	$1,579	$556	$818	$984	$80	$4,017
Provision for loan losses	461	(82)	(299)	338	17	435
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	71	-	23	-	-	94

Balance, end of period	$2,111	$474	$542	$1,322	$97	$4,546

The following presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended September 30, 2011:
Balance, beginning of period	$1,422	$539	$791	$746	$87	$3,585
Provision for loan losses	91	(29)	14	136	(2)	210
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	1	1

Balance, end of period	$1,513	$510	$805	$882	$86	$3,796

Nine Months Ended September 30, 2011:
Balance, beginning of period	$1,448	$496	$580	$720	$108	$3,352
Provision for loan losses	65	11	225	162	(23)	440
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	3	-	-	1	4

Balance, end of period	$1,513	$510	$805	$882	$86	$3,796

The following presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2012 and December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
At September 30, 2012 (Unaudited):

Allowance:
Balance, end of period	$2,111	$474	$542	$1,322	$97	$4,546
Ending balance: individually evaluated for impairment	$-	$-	$42	$-	$-	$42
Ending balance: collectively evaluated for impairment	$2,111	$474	$500	$1,322	$97	$4,504

Loans:
Ending balance	$82,807	$20,487	$36,448	$52,065	$4,795	$196,602
Ending balance individually evaluated for impairment	$-	$-	$82	$-	$-	$82
Ending balance collectively evaluated for impairment	$82,807	$20,487	$36,366	$52,065	$4,795	$196,520

At December 31, 2011:

Allowance:
Balance, end of period	$1,579	$556	$818	$984	$80	$4,017
Ending balance: individually evaluated for impairment	$-	$-	$50	$-	$-	$50
Ending balance: collectively evaluated for impairment	$1,579	$556	$768	$984	$80	$3,967

Loans:
Ending balance	$83,347	$21,037	$37,414	$46,620	$4,552	$192,970
Ending balance individually evaluated for impairment	$-	$-	$64	$-	$-	$64
Ending balance collectively evaluated for impairment	$83,347	$21,037	$37,350	$46,620	$4,552	$192,906

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Pass	$82,679	$20,484	$35,903	$51,993	$4,789	$195,848
Special Mention	-	3	427	72	-	502
Substandard	128	-	118	-	6	252
Doubtful	-	-	-	-		-
Loss	-	-	-	-		-

Total	$82,807	$20,487	$36,448	$52,065	$4,795	$196,602

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

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of September 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Past Due:
30-59 days	$-	$291	$5	$-	$9	$305
60-89 days	-	3	101	-	-	104
90 days or more	128	-	16	-	7	151
Total past due	128	294	122	-	16	560
Current	82,679	20,193	36,326	52,065	4,779	196,042

Total loans	$82,807	$20,487	$36,448	$52,065	$4,795	$196,602

Nonaccrual loans	$128	$-	$85	$-	$6	$219
Loans past due 90 days and still accruing	-	-	-	-	1	1

	$128	$-	$85	$-	$7	$220

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
Past Due:
30-59 days	$111	$-	$169	$36	$32	$348
60-89 days	-	9	289	96	3	397
90 days or more	-	-	16	-	1	17
Total past due	111	9	474	132	36	762
Current	83,236	21,028	36,940	46,488	4,516	192,208

Total loans	$83,347	$21,037	$37,414	$46,620	$4,552	$192,970

Nonaccrual loans	$129	$-	$93	$1	$-	$223
Loans past due 90 days and still accruing	-	-	16	-	1	17

	$129	$-	$109	$1	$1	$240

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$82	$-	$-	$82
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$82	$-	$-	$82

Unpaid principal balance of impaired loans	$-	$-	$82	$-	$-	$82
Allowance for loan losses on impaired loans	-	-	42	-	-	42

The following table presents average impaired loans based on class level for the three and nine months ended September 30, 2012 and 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Average recorded investment in impaired loans for the three months ended September 30, 2012	$-	$-	$83	$-	$-	$83
Average recorded investment in impaired loans for the three months ended September 30, 2011	-	-	48	-	-	48

Average recorded investment in impaired loans for the nine months ended September 30, 2012	-	-	42	-	-	42
Average recorded investment in impaired loans for the nine months ended September 30, 2011	$-	$-	$48	$-	$-	48

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$64	$-	$-	$64
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$64	$-	$-	$64

Unpaid principal balance of impaired loans	$-	$-	$64	$-	$-	$64
Allowance for loan losses on impaired loans	-	-	50	-	-	50

Interest income of $4,000, $4,000, $1,000 and $4,000 was recognized on impaired loans for the three and nine months ended September 30, 2012 (unaudited) and for the three and nine months ended September 30, 2011 (unaudited), respectively.

There were no troubled debt restructurings at September 30, 2012 (unaudited) and December 31, 2011.  During the three and nine months ended September 30, 2012 (unaudited), there were no new restructurings classified as troubled debt restructurings.

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

September 30, 2012
Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(Unaudited, In Thousands)
Available for sale:
Federal agencies	$7,907	$-	$7,907	$-

	$7,907	$-	$7,907	$-

	December 31, 2011
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for sale:
U.S. Treasuries	$501	$501	$-	$-
Federal agencies	9,727	-	9,727	-

	$10,228	$501	$9,727	$-

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
September 30, 2012 (Unaudited)

Impaired loans	$41	$-	$-	$41

December 31, 2011

Impaired loans	$14	$-	$-	$14

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at	Valuation		Weighted
	September 30, 2012	Technique	Unobservable Inputs	Average
	(Unaudited, In Thousands)

Collateral-dependent impaired loans	$41	Market comparable properties	Marketability discount	10%

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

Deposits and Stock Conversion Proceeds in Escrow

Deposits include checking and money market savings accounts.  The carrying amount of these deposits and the stock conversion proceeds in escrow approximates fair value.  The fair value of fixed-maturity time deposits (certificates and other time deposits) is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2012.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Financial assets:
Cash and cash equivalents	$14,035	$14,035	$-	$-
Certificates of deposit	500	500	-	-
Available for sale investment securities	7,907	-	7,907	-
Held to maturity investment securities	23,273	-	23,891	-
Loans held for sale	57	-	57	-
Loans, net	192,056	-	-	205,827
Stock in Federal Home Loan Bank of Topeka	2,065	-	2,065	-
Accrued interest receivable	4,024	-	4,024	-

Financial liabilities:
Deposits	185,821	-	-	186,060
Borrowings	6,300	-	6,670	-
Accrued interest payable	122	-	122	-
Stock conversion proceeds in escrow	26,942	-	-	26,942

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2011.

	December 31, 2011
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$6,457	$6,457
Certificates of deposit	250	250
Available for sale investment securities	10,228	10,228
Held to maturity investment securities	15,402	15,854
Loans held for sale	621	621
Loans, net	188,953	198,499
Stock in Federal Home Loan Bank of Topeka	2,037	2,037
Accrued interest receivable	4,141	4,141

Financial liabilities:
Deposits	179,211	179,709
Borrowings	26,900	26,324
Accrued interest payable	164	164

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

Note 7:  Plan of Conversion and Change in Corporate Form

On October 3, 2012, Madison County Holding Company, MHC, the Bank’s former federally chartered mutual holding company, consummated its mutual-to-stock conversion, and the Company consummated its initial stock offering. In the Offering, the Company sold 3,193,054 shares of its common stock, par value $0.01 per share, at $10.00 per share in a subscription offering and community offering, including 255,444 shares, equal to 8.0% of the shares sold in the offering, to the Madison County Bank employee stock ownership plan.

The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred for the nine months ended September 30, 2012 (unaudited) were $1,245,000.  No conversion costs were incurred in 2011.

In accordance with applicable federal conversion regulations, at the time of the completion of our mutual-to-stock conversion, we established a liquidation account in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2012 and 2011 is intended to assist in understanding the financial condition and results of operations of the MHC on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets increased $17.2 million, or 7.2%, to $255.9 million at September 30, 2012, from $238.7 million at December 31, 2011.  The increase was primarily the result of an increase in cash and cash equivalents of $7.6 million, or 117.4%, to $14.0 million at September 30, 2012, from $6.5 million at December 31, 2011, and an increase in investment securities classified as held to maturity of $7.9 million, or 51.1%, to $23.3 million at September 30, 2012, from $15.4 million at December 31, 2011,  primarily as a result of the investment of the stock conversion proceeds held in escrow of $26.9 million.

Net loans receivable increased $3.1 million, or 1.6%, to $192.1 million at September 30, 2012 from $189.0 million, at December 31, 2011. Agricultural and commercial non-real estate loans increased $5.5 million, or 11.7%, to $52.1 million at September 30, 2012, from $46.6 million at December 31, 2011. The increase resulted primarily from normal and seasonally expected advances for crop production on agricultural lines of credit.  One- to four-family residential mortgages decreased $966,000 to $36.4 million at September 30, 2012, from $37.4 million at December 31, 2011, due primarily to refinancing and sale of these loans, and commercial real estate and multi-family loans decreased $550,000, or 2.6%, to $20.5 million at September 30, 2012, from $21.0 million at December 31, 2011.  Other assets, consisting primarily of receivables, a deferred tax asset and capitalized stock conversion expenses, increased $1.7 million, or 79.3%, to $3.8 million at September 30, 2012, from $2.1 million at December 31, 2011 resulting from a $1.2 million increase in capitalized stock conversion expenses. Accrued interest receivable on investment securities, certificates of deposit owned and loans decreased $117,000, or 2.8%, to $4.0 million at September 30, 2012 from $4.1 million at December 31, 2011. The decrease resulted primarily from the timing of interest payments due on our loans, offset by an increase in net loans of $3.1 million, or 1.6%, to $192.1 million at September 30, 2012, from $189.0 million at December 31, 2011.

Core deposit intangible, which resulted from our November 2005 acquisition of First National Bank of Albion, decreased $135,000, or 13.7%, to $854,000 at September 30, 2012, from $989,000 at December 31, 2011.

Deposits increased $6.6 million, or 3.7%, to $185.8 million at September 30, 2012, from $179.2 million at December 31, 2011.  Interest-bearing checking accounts and money market savings accounts increased $13.3 million, or 10.4%, at September 30, 2012, from December 31, 2011, while noninterest-bearing checking accounts decreased $1.8 million, or 11.4%, at September 30, 2012, from December 31, 2011, and certificates and time deposits decreased $5.0 million, or 14.0%, at September 30, 2012, from December 31, 2011.  Customers continue to invest in transaction accounts rather than locking in deposits for longer terms in the current low interest rate environment.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and, as needed, to a lesser extent from the Bankers’ Bank of the West. Although we expect advances from the FHLB-Topeka and short-term borrowings from FRB-Kansas City to remain an integral part of our funding strategy, our borrowings from the FHLB-Topeka and FRB-Kansas City decreased $20.6 million, or 76.6%, to $6.3 million at September 30, 2012, from $26.9 million at December 31, 2011. This decrease reflects our normal and expected liquidity profile due to the seasonal nature of loan pay-downs as well as our expectation to be able to use the stock conversion proceeds (which was consummated on October 3, 2012) for additional liquidity as necessary.   Despite this decrease, we expect to continue to utilize borrowings as an alternative funding source. Our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years, and our borrowings from the FRB-Kansas City are short-term borrowings related to our Line of Credit and Seasonal Borrowing Agreement.

Stock conversion proceeds in escrow increased to $26.9 million at September 30, 2012, from $0 at December 31, 2011.  The stock conversion was completed on October 3, 2012.

Total equity increased $3.0 million, or 10.0%, to $33.1 million at September 30, 2012, from $30.1 million at December 31, 2011.  The increase resulted primarily from net income of $3.0 million for the nine months ended September 30, 2012.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General.  Net income decreased to $945,000 for the three months ended September 30, 2012, from $984,000 for the three months ended September 30, 2011.  The decrease in net income resulted primarily from an increase in provision for loan losses and noninterest expense, offset in part by an increase in noninterest income, and a decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $62,000, or 2.1%, to $2.9 million for the quarter ended September 30, 2012, from $3.0 million for the quarter ended September 30, 2011.  The decrease reflected a decrease in the average yield on interest-earning assets to 5.10% for the 2012 quarter from 5.51% for the 2011 quarter, offset in part by an increase in average interest-earning assets to $226.8 million for the 2012 quarter compared to $214.4 million for the 2011 quarter.

Interest income and fees on loans decreased $113,000, or 4.1%, to $2.6 million for the three months ended September 30, 2012 from $2.7 million for the three months ended September 30, 2011, reflecting a decrease in the average yield on loans to 5.45% for the 2012 quarter from 5.84% for the 2011 quarter, offset in part by an increase in average loans outstanding to $192.3 million for the 2012 quarter from $187.1 million for the 2011 quarter.  Interest income on taxable investment securities decreased to $89,000 for the 2012 quarter from $98,000 for the 2011 quarter, reflecting a decrease in the average balance of such securities to $11.3 million for the 2012 quarter from $14.4 million for the 2011 quarter.  This decrease was offset in part by an increase in the average yield on such securities to 3.12% from 2.71%, quarter to quarter.   Interest income on non-taxable investment securities increased $60,000, or 53.1%, to $173,000 for the quarter ended September 30, 2012, from $113,000 for the quarter ended September 30, 2012, reflecting an increase in the average balance of such securities to $18.9 million during the 2012 quarter from $11.1 million for the 2011 quarter.  This increase was offset in part by a decrease in the average yield on such securities to 3.64% from 4.06%, quarter to quarter.

Interest Expense.  Interest expense decreased $68,000, or 12.3%, to $484,000 for the three months ended September 30, 2012, from $552,000 for the three months ended September 30, 2011.  The decrease reflected a decrease in the average rate paid on total interest-bearing liabilities in the 2012 quarter to 1.04% compared to 1.19% during the 2011 quarter, offset in part by a slight increase in the average balance of total interest-bearing liabilities to $184.6 million for the 2012 quarter from $184.1 million for the 2011 quarter.

Interest expense on interest-bearing deposits decreased $58,000, or 12.0%, to $426,000 for the quarter ended September 30, 2012, from $484,000 for the quarter ended September 30, 2011, as the average rate paid on these deposits decreased to 0.96% during the 2012 quarter from 1.19% during the 2011 quarter, offset by an increase of $14.8 million in the average balance of these deposits to $176.2 million for the quarter ended September 30, 2012, from $161.4 million for the quarter ended September 30, 2011.  Interest expense on borrowings decreased $10,000, or 14.7%, to $58,000 during the three months ended September 30, 2012 from $68,000 during the three months ended September 30, 2011, reflecting a decrease in the average balance of borrowings for the 2012 quarter to $8.5 million from $22.7 million during the 2011 quarter, offset in part by higher rates paid on such borrowings to 2.72% from 1.19% quarter to quarter, reflecting a larger percentage of long-term borrowings during the 2012 quarter as compared to the 2011 quarter.

Net Interest and Dividend Income.  Net interest and dividend income increased $6,000, or 0.2%, to $2.4 million for the three months ended September 30, 2012, from $2.4 million for the three months ended September 30, 2011.  Our net interest rate spread decreased to 4.06% for the 2012 quarter from 4.32% for the 2011 quarter, and our net interest margin decreased to 4.25% for the third quarter of 2012 from 4.48% during the third quarter of 2011.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 122.8% for the 2012 quarter from 116.5% for the 2011 quarter.  The decreases in our net interest rate spread and net interest margin reflected the decline in the average yield on our interest-earning assets, which was offset in part by an increase in the average balance of these assets, and further offset by the continuing decline in the cost of our deposits as the composition of our deposits has shifted to lower cost core deposits.

Provision for Loan Losses. We recorded a provision for loan losses of $250,000 for the three months ended September 30, 2012, an increase of $40,000, or 19.0%, from our provision of $210,000 for the three months ended September 30, 2011.  The increase in our provision resulted primarily from the increase in net loans.

The provision for loan losses for the three months ended September 30, 2012, reflected no charge-offs or recoveries compared to the three months ended September 30, 2011, which reflected net recoveries of $1,000.  The allowance for loan losses was $4.5 million, or 2.31% of total loans, including loans held for sale, at September 30, 2012, compared to $4.0 million, or 2.07% of total loans, including loans held for sale, at December 31, 2011.  Total nonperforming loans were $220,000 at September 30, 2012, compared to $240,000 at December 31, 2011.  As a percentage of nonperforming loans, the allowance for loan losses was 2,066% compared to 1,674% at December 31, 2011.

Other Income.  Other income increased $104,000, or 23.0%, to $557,000 for the three months ended September 30, 2012, from $453,000 for the three months ended September 30, 2011.  The increase in other income was due primarily to a $170,000 increase in gains on sales of mortgage loans, to $251,000 for the 2012 quarter from $81,000 for the 2011 quarter, as the proceeds from loan sales increased to $9.5 million during the 2012 quarter from $4.8 million for the 2011 quarter reflecting continuing refinancing activity and management’s decision to continue to sell long-term, fixed-rate one-to four-family residential real estate loans in the current rate environment.

Other Expense.  Other expense increased $164,000, or 13.1%, to $1.4 million for the three months ended September 30, 2012, from $1.2 million for the three months ended September 30, 2011.  The increase was due primarily to increased salaries and employee benefits expense to $949,000 for the 2012 quarter from $799,000 for the 2011 quarter, reflecting normal annual salary increases and payouts under our benefits plans.

Income Tax Expense.  The provision for income taxes was $372,000 for the three months ended September 30, 2012, compared to $427,000 for the three months ended September 30, 2011, reflecting a decrease in pretax income.  Our effective tax rate was 28.2% for the 2012 quarter compared to 30.3% for the 2011 quarter.  This difference resulted primarily from the levels of tax-exempt income derived    from our municipal bond investment portfolio and from bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General.  Net income increased to $3.0 million for the nine months ended September 30, 2012, from $2.7 million for the nine months ended September 30, 2011.  The increase reflected higher net interest income and other income and a decrease in our interest expense and provision for loan losses during the 2012 period versus the 2011 period, offset partially by higher other expense.

Interest and Dividend Income.  Interest and dividend income increased $86,000, or 1.0%, to $8.8 million for the nine months ended September 30, 2012, from $8.7 million for the nine months ended September 30, 2011.  The increase reflected an increase in average interest-earning assets to $221.5 million for the nine months ended September 30, 2012 compared to $209.0 million for the nine months ended September 30, 2011, offset in part by a decrease in the average yield on interest-earning assets to 5.30% for the 2012 period from 5.57% for the 2011 period.

Interest income and fees on loans decreased $73,000, or 0.9%, to $8.0 million for the nine months ended September 30, 2012, from $8.1 million for the nine months ended September 30, 2011, reflecting a decrease in the average yield on loans to 5.75% for the 2012 period from 5.87% for the 2011 period, offset in part by a slight increase in average loans outstanding to $186.0 million for the 2012 period compared to $184.2 million for the 2011 period. There was no change in the interest income on taxable investment securities, with income of $263,000 reflected for the nine months ended September 30, 2012 and for the nine months ended September 30, 2011.  Interest income on non-taxable investment securities increased $155,000, or 48.0%, to $478,000 for the nine months ended September 30, 2012, from $323,000 for the nine months ended September 30, 2011, reflecting an increase in the average balance of such securities to $16.4 million during the 2012 period from $10.4 million for the 2011 period.  This increase was offset in part by a decrease in the average yield on such securities to 3.89% from 4.14%, period to period.

Interest Expense.  Interest expense decreased $303,000, or 17.7%, to $1.4 million for the nine months ended September 30, 2012, from $1.7 million for the nine months ended September 30, 2011.  The decrease reflected a decrease in the average rate paid on total interest-bearing liabilities for the nine months ended September 30, 2012, to 1.03% compared to 1.28% for the nine months ended September 30, 2011, offset in part by an increase in the average balance of total interest-bearing liabilities to $182.7 million for the 2012 period from $179.0 million for the 2011 period.

Interest expense on interest-bearing deposits decreased $272,000, or 18.0%, to $1.2 million for the nine months ended September 30, 2012, from $1.5 million for the nine months ended September 30, 2011, as the average rate paid on these deposits decreased to 0.95% during the 2012 period from 1.26% during the 2011 period, offset in part by an increase of $15.0 million in the average balance of these deposits to $174.8 million for the nine months ended September 30, 2012, from $159.8 million for the nine months ended September 30, 2011.  Interest expense on borrowings decreased $31,000, or 15.3%, to $171,000 for the nine months ended September 30, 2012, from $202,000 for the nine months ended September 30, 2011, reflecting a decrease in the average balance of borrowings for the 2012 period to $7.9 million from $19.2 million for the 2011 period, offset in part by an increase in the average rate paid on borrowings to 2.90% during the 2012 period from 1.41% during the 2011 period, reflecting a larger percentage of long-term borrowings during the 2012 period as compared to the 2011 period.

Net Interest and Dividend Income.  Net interest and dividend income increased $389,000, or 5.6%, to $7.4 million for the nine months ended September 30, 2012, from $7.0 million for the nine months ended September 30, 2011.  Our net interest rate spread decreased to 4.27% for the 2012 period from 4.29% for the 2011 period, and our net interest margin decreased to 4.45% for the 2012 period from 4.47% during the 2011 period. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 121.3% for the 2012 period from 116.8% for the 2011 period. The decreases in our net interest rate spread and net interest margin reflected the decline in the average yield on our interest-earning assets, which was offset in part by an increase in the average balance of these assets, and further offset by the continuing decline in the cost of our deposits as the composition of our deposits has shifted to lower cost core deposits.

Provision for Loan Losses.  We recorded a provision for loan losses of $435,000 for the nine months ended September 30, 2012, a decrease of $5,000, or 1.1%, from our provision of $440,000 for the nine months ended September 30, 2011.

The provision for loan losses for the nine months ended September 30, 2012, reflected no charge-offs, and net recoveries of $94,000 compared to the nine months ended September 30, 2011, which reflected recoveries of $4,000.  The allowance for loan losses was $4.5 million, or 2.31% of total loans, including loans held for sale, at September 30, 2012, compared to $4.0 million, or 2.07% of total loans, including loans held for sale, at December 31, 2011.  Total nonperforming loans were $220,000 at September 30, 2012, compared to $240,000 at December 31, 2011.  As a percentage of nonperforming loans, the allowance for loan losses was 2,066% compared to 1,674% at December 31, 2011.

Other Income.  Other income increased $359,000, or 32.6%, to $1.5 million for the nine months ended September 30, 2012, from $1.1 million for the nine months ended September 30, 2011.  The increase in other income was due primarily to a $405,000 increase in gains on sales of mortgage loans, to $591,000 for the 2012 period from $186,000 for the 2011 period as the proceeds from loan sales increased to $25.5 million during the 2012 period from $11.4 million for the 2011 period.

Other Expense.  Other expense increased $363,000, or 9.4%, to $4.2 million for the nine months ended September 30, 2012, from $3.8 million for the nine months ended September 30, 2011.  The increase was due primarily to increased salaries and employee benefits expense which increased to $2.7 million for the 2012 period from $2.4 million for the 2011 period, reflecting normal annual salary increases and payouts under our benefit plans, an increase of $69,000 in professional and service fees to $111,000 for the 2012 period from $42,000 for the 2011 period reflecting additional costs associated with audits performed in preparation of conversion filings, and an increase of $74,000 in other expense reflecting normal expense increases, and an increase in our provision for the contingent liability related to sold loans.  These increases were offset in part by a $35,000 decrease in federal deposit insurance premiums due to a change in how the premium is calculated.

Income Tax Expense.  The provision for income taxes was $1.2 million for the nine months ended September 30, 2012, compared to $1.1 million for the nine months ended September 30, 2011, reflecting an increase in pretax income.  Our effective tax rate was $28.9% for the 2012 period compared to 29.7% for the 2011 period. This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.9 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively.  Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $9.2 million and $9.3 million for the nine months ended September 30, 2012 and 2011, respectively, principally due to a decrease in loans receivable and by purchases of investment securities in excess of maturities and sales.  Net cash used in financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings, was $12.9 million and $6.6 million for the nine months ended September 30, 2012 and 2011, respectively, and resulted primarily from the decline in short-term borrowings offset by an increase in deposits, and an increase in stock conversion proceeds.

At September 30, 2012, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $31.2 million, or 13.1% of adjusted total assets, which is above the required level of $9.5 million, or 4.0%; and total risk-based capital of $34.2 million, or 14.3% of risk-weighted assets, which is above the required level of $19.1 million, or 8.0%.  Accordingly Madison County Bank was categorized well capitalized at September 30, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At September 30, 2012, we had outstanding commitments to originate loans of $12.1 million and lines of credit of $25.2 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2012 totaled $23.4 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2012.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2012, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Madison County Financial, Inc.

Date: November 14, 2012	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: November 14, 2012	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer