Form 10-K
period 2012-12-31
Madison County Financial, Inc.
filed 2013-03-28
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2012.
OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  001-35679

MADISON COUNTY FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-0658311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

111 West Third Street, Madison, Nebraska	68748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (402) 454-6511

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                          Accelerated filer ☐

Non-accelerated filer ☐                                                                            Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐      NO ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2012.  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on October 4, 2012 ($14.89), as reported by the Nasdaq Stock Market, was approximately $38.6 million.

As of March 28, 2013, there were 3,193,054 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.	Business

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

BUSINESS OF MADISON COUNTY FINANCIAL, INC.

Madison County Financial, Inc. was incorporated in Maryland in 2012 as part of the mutual-to-stock conversion of Madison County Holding Company, MHC, the former mutual holding company of Madison County Bank, for the purpose of becoming the savings and loan holding company of Madison County Bank.  Since being incorporated, other than holding the common stock of Madison County Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Madison County Bank, we have not engaged in any business activities to date.

Madison County Financial, Inc. is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies.  See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies.  We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future.  We may also borrow funds for reinvestment in Madison County Bank.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in October 2012, and any dividends we receive from Madison County Bank.  We neither own nor lease any property, but pay a fee to Madison County Bank for the use of its premises, equipment and furniture.  At the present time, we employ only persons who are officers of Madison County Bank who serve as officers of Madison County Financial, Inc.  We use the support staff of Madison County Bank from time to time and pay a fee to Madison County Bank for the time devoted to Madison County Financial, Inc. by employees of Madison County Bank.  However, these persons are not be separately compensated by Madison County Financial, Inc.  Madison County Financial, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF MADISON COUNTY BANK

General

Madison County Bank is a federally chartered savings bank headquartered in Madison, Nebraska, which is the county seat of Madison County, and is located in northeastern Nebraska approximately 120 miles northwest of Omaha and approximately 100 miles southwest of Sioux City, Iowa. Madison County Bank was organized in 1888 under the name The Madison County Building and Loan Association and has operated continuously in northeast Nebraska since this date. We reorganized into the mutual holding company structure in 2004 by forming Madison County Holding Company, MHC, a federally chartered mutual holding company, which converted to stock form, and was succeeded by Madison County Financial, Inc. in October 2012.

On a consolidated basis, at December 31, 2012, Madison County Financial, Inc. had total assets of $267.3 million, net loans of $207.2 million, total deposits of $195.2 million and stockholders’ equity of $62.1 million.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and, to a lesser extent, borrowings, in: agricultural real estate loans; one- to four-family residential real estate loans; agricultural non-real estate loans (secured primarily by crops, livestock and farm machinery) and other commercial non-real estate loans; multi-family and commercial real estate loans; and consumer loans. We also purchase investment securities consisting primarily of securities issued by the United States Treasury, United States Government agencies, Government sponsored enterprises and municipal securities, including securities issued by counties, cities, school districts and other political subdivisions. Historically we have not purchased loans, and at December 31, 2012 purchased loans amounted to less than 1.0% of our total loan portfolio.

Our business is highly dependent upon the economy in our market area, which is the northeastern Nebraska counties of Antelope, Cedar, Boone, Knox, Madison, Pierce and Stanton, and on the profitable farm operations in our market area. Most of the farming in our market area is dependent upon corn, soybeans and livestock. Most specifically, the crop on which our local economy is most dependent is #2 Yellow Corn which is used in the production of ethanol, a renewable fuel, and to feed farm animals to produce meat. To a lesser extent, #2 Yellow Corn is used to produce high fructose corn syrup (commonly used as a sweetener in cereals, soda and other foods) and distillers’ grains. To a much lesser extent, our economy is dependent upon manufacturing (including steel production and fabrication), meat packing activity, healthcare, and education. Most of this industry is located in Norfolk, Nebraska, which is approximately 15 miles from our headquarters in Madison, Nebraska, and is the regional economic hub and predominant location for medical, financial and retail services for northeast Nebraska.

In recent years, the farming economy in our market area has thrived and, as a result, most segments of our market area have not experienced the economic decline that has affected many parts of the country since the recession of 2008. We have experienced increased demand in recent years for our most important crop, #2 Yellow Corn, as a result of several factors. Specifically, federal government policies have provided incentives and subsidies for the production of ethanol, an alternative energy source to crude oil, which has increased demand for #2 Yellow Corn which is used in ethanol production. Additionally, a strong export market, sustained in part by a weak dollar, has added to the ongoing demand for this crop. As a result of these factors, the average gross profit margin for a bushel of #2 Yellow Corn continued to be at consistently high levels in 2012 resulting in increased profits for many of our agricultural borrowers.

We believe that our expertise in our market area in northeastern Nebraska, and particularly in agricultural real estate and agricultural non-real estate lending, has enabled us historically to compete effectively with larger financial institutions in our market area which have access to greater resources. We expect that our most significant lending activities will continue to be loans secured by agricultural real estate, agricultural and commercial non-real estate, one- to four-family residential real estate, and commercial and multi-family real estate.

Our website address is www.madisoncountybank.com.   Information on this website should not be considered a part of this Annual Report.

Market Area and Competition

Madison, Nebraska is located in the northeastern part of Nebraska, approximately 120 miles northwest of Omaha and 100 miles southwest of Sioux City, Iowa. Our market area is primarily rural in nature with the economy supported by agriculture (primarily corn, soybeans and livestock production), manufacturing (including steel production and fabrication), meat packing, healthcare, and education.

Norfolk, Nebraska, where we maintain one of our branch offices, is approximately 15 miles from our headquarters in Madison, Nebraska and is the regional economic hub and predominant location for medical, financial and retail services for northeast Nebraska. Large employers in the Norfolk area include Nucor Corporation, a national steel manufacturing company, Affiliated Foods and Faith Regional Health Services.

We provide financial services to individuals, families and businesses through our six banking offices located in the Nebraska counties of Cedar, Boone, Knox, Madison and Pierce. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, in agricultural real estate loans, one- to four-family residential real estate loans, agricultural and commercial non-real estate loans, commercial and multi-family real estate loans, and, to a much lesser extent, consumer loans.  We also purchase investment securities consisting primarily of securities issued by the United States Treasury, United States Government agencies, Government sponsored enterprises and municipal securities, including securities issued by counties, cities, school districts and other political subdivisions.

We are highly dependent upon on our executive management team, and especially our President and Chief Executive Officer, David J. Warnemunde, who has been employed by Madison County Bank since 1992 and has served in his current positions since 1994.

Madison County Bank’s executive offices are located at 111 West Third Street, Madison, Nebraska 68748.  Our telephone number at this address is (402) 454-6511.  Our website address is www.madisoncountybank.com.  Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. Additionally, we face strong competition for our agricultural lending from the Farm Credit Services of America, a division of the Federal Farm Credit System, a Government-sponsored enterprise, as well as Metropolitan Life Insurance Company.  As of June 30, 2012, based on the most recent available FDIC data, our market share of deposits represented 10.3% of all FDIC-insured deposits in Madison County and 8.7% of FDIC-insured deposits in Cedar, Boone, Knox, Madison and Pierce Counties, Nebraska, collectively.

Lending Activities

Our principal lending activity is originating agricultural real estate loans, one- to four-family residential real estate loans, agricultural and commercial non-real estate loans and commercial and multi-family real estate loans. To a much lesser extent, we originate consumer loans, including automobile loans. As a long-standing community lender, we believe that our knowledge of the local farming community allows us to compete effectively in both residential and commercial lending, especially agricultural lending, by emphasizing superior customer service and local underwriting, which we believe differentiates us from larger commercial banks in our primary market area.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio, including loans held for sale, by type of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Agricultural	$96,569	45.50%	$83,347	43.05%	$79,418	42.80%	$63,371	39.37%	$57,851	38.34%
One- to four-family residential (1)	36,123	17.02	38,035	19.65	40,645	21.90	40,481	25.15	40,692	26.97
Commercial and multi-family	21,205	9.99	21,037	10.87	22,364	12.05	19,794	12.30	15,991	10.60

Agricultural and commercial non-real estate loans	53,611	25.26	46,620	24.08	37,380	20.14	31,838	19.78	32,819	21.75

Consumer loans	4,749	2.23	4,552	2.35	5,753	3.11	5,474	3.40	3,539	2.34

Total loans	212,257	100.00%	$193,591	100.00%	$185,560	100.00%	$160,958	100.00%	$150,892	100.00%

Other items:
Allowance for loan losses	(4,941)		(4,017)		(3,352)		(3,018)		(2,681)

Total loans, net	$207,316		$189,574		$182,208		$157,940		$148,211

(1)	Includes loans held for sale in the amount of $159, $621, $360, $0 and $160, as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio, including loans held for sale, at December 31, 2012.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

	Agricultural real estate loans		One- to four-family residential real estate loans		Commercial and multi-family real estate loans		Agricultural and commercial non-real estate loans
(Dollars in thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ending December 31,
2013	$3,027	4.26%	$1,848	5.24%	$2,305	5.91%	$34,021	4.71%
2014	957	4.57	251	6.06	75	4.92	4,146	3.85
2015	946	4.65	227	6.43	334	5.95	2,467	5.09
2016 to 2017	1,747	5.26	1,070	6.32	611	5.48	6,876	4.44
2018 to 2022	10,667	5.01	6,190	6.13	3,325	5.81	4,863	4.48
2023 to 2027	21,247	5.43	9,997	5.88	5,932	5.75	1,238	4.29
2028 and beyond	57,978	5.24	16,540	5.61	8,623	4.68	―	―

Total	$96,569	5.21%	$36,123	5.78%	$21,205	5.34%	$53,611	4.59%

	Consumer loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	681	4.64%	$41,882	4.76%
2014	615	6.43	6,044	4.33
2015	1,158	5.91	5,132	5.31
2016 to 2017	1,998	5.73	12,302	4.98
2018 to 2022	297	4.99	25,342	5.29
2023 to 2027	―	―	38,414	5.56
2028 and beyond	―	―	83,141	5.25

Total	$4,749	5.66%	$212,257	5.17%

The following table sets forth our fixed- and adjustable-rate loans, including loans held for sale, at December 31, 2012 that are contractually due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Agricultural	$44,392	$49,150	$93,542
One- to four-family residential	17,472	16,804	34,276
Commercial and multi-family	7,274	11,626	18,900
Agricultural and commercial non-real estate loans	12,276	7,314	19,590
Consumer loans	3,659	410	4,069
Total loans	$85,073	$85,304	$170,377

Loan Approval Procedures and Authority.  Our lending is subject to written, non-discriminatory underwriting standards and origination procedures.  Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations.  Our policies require that for all real estate loans that exceed $1.0 million, property valuations must be performed by independent state-licensed appraisers approved by our board of directors. For real estate loans of $1.0 million or less, such property valuations may be supported by either an independent appraisal or an evaluation conducted by bank personnel authorized by the board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.  We will also evaluate a guarantor when a guarantee is provided as part of the loan.

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Madison County Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2012, our largest credit relationship consisted of several loans which totaled $6.8 million and were secured by agricultural real estate.  At December 31, 2012, these loans were performing in accordance with their repayment terms.  Our second largest relationship at this date consisted of several loans totaling $6.7 million and were secured primarily by agricultural real estate and agricultural non-real estate. At December 31, 2012, these loans were performing in accordance with their repayment terms.

Our President and Chief Executive Officer and our Senior Vice President each have approval authority of up to $150,000 for all types of loans and subordinate loan officers have loan authority ranging from $25,000 to $100,000 for all loans. Loans above the amounts authorized to our President and Chief Executive Officer and our Senior Vice President require approval by the Loan Committee, which consists of our President and Chief Executive Officer, our Senior Vice President and Treasurer and our chief in-house evaluator, which may approve loans up to our legal lending limit. Loans which exceed a loan officer’s authority amount require approval of the Loan Committee. Additionally all loan renewals and extensions, regardless of amount and whether or not they are within an officer’s authority, are submitted to the Loan Committee for action. Loan Committee actions are reported at the next board meeting following approval. Aggregate credit exposure in excess of our legal lending limit (15% of Madison County Bank’s unimpaired capital and surplus) must be approved by a majority of our board of directors.

Generally, we require title insurance on our real estate loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.  We also require flood insurance if the improved property is determined to be in a flood zone area. We do not always require federal crop insurance or hail insurance, or an assignment of the proceeds of such insurance, on our agricultural non-real estate loans; however, the majority of our borrowers obtain such insurance.

Agricultural Real Estate Lending. At December 31, 2012, $96.6 million, or 45.5% of our total loan portfolio including loans held for sale, consisted of agricultural real estate loans which are loans to finance the acquisition, development or refinancing of agricultural real estate.  We consider a number of factors in originating agricultural real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the agricultural property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).

We offer both fixed-rate and adjustable-rate agricultural real estate loans. At December 31, 2012, 47.1% of our agricultural real estate loans had fixed rates of interest. Generally, our agricultural real estate loans amortize over periods not in excess of 21 years and have a loan-to-value ratio of 70%, although we will originate such loans with a maximum loan-to-value ratio of 80%. In recent years, with the substantial increases in the price of the agricultural real estate in our market area, consistent with our conservative underwriting practices, the loan-to-value ratio on the majority of our agricultural real estate loans has not exceeded 60%.

We also originate agricultural real estate loans directly and through programs sponsored by the Farmers Home Administration, an agency of the United States Department of Agriculture (“FmHA”), which provides a partial guarantee on loans underwritten to FmHA standards.

Agricultural real estate lending generally gives us the opportunity to earn yields higher than those obtainable on conforming, fixed-rate one- to four-family residential loans that we sell in the secondary market. However, agricultural real estate lending involves greater risk than one- to four-family residential real estate loans because these loans generally are for larger amounts than one- to four-family residential real estate loans.  In addition, the repayment of agricultural real estate loans generally depends on the successful operation or management of the farm properties securing the loans. The ability to repay an agricultural real estate loan also may be affected by many factors outside the control of the borrower.

Additionally, on a limited basis, we provide financing for part-time farmers and their primary residences. These loans are for customers who derive the majority of their income from non-farming sources, but do derive a portion of their income from the property they are financing.

Weather presents one of the greatest risks to agricultural real estate lending as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. Farmers can reduce this risk with a variety of insurance options that can help to ensure the timely repayment of loans. For instance, farmers are able to obtain multi-peril crop insurance coverage through a program partially subsidized by the Federal Government.  Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by farmers with the use of futures contracts or options to mitigate price risk. Another risk is the uncertainty of government programs and other regulations. During periods of low commodity prices, the income from government programs can be a significant source of cash to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result. Finally, the success of many farms depends on the presence of a limited number of key individuals.

At December 31, 2012, our largest agricultural real estate loan had a principal balance of $1.0 million and was performing in accordance with its repayment terms.

Our agricultural real estate loans present an additional risk as a significant number of our borrowers with these types of loans may qualify for relief under 11 U.S.C. Section 1201 et seq. of the United States Bankruptcy Code (generally known as Chapter 12-Adjustment of Debts of a Family Farmer or Fisherman with Regular Annual Income) (“Chapter 12”).  Chapter 12, which was enacted by Congress in response to the recession in agriculture in 1986, is designed specifically for the reorganization of financial obligations of family farmers.

Pursuant to Chapter 12, a family farmer may be permitted through an order of the Bankruptcy Court to modify a loan with Madison County Bank without our consent, including the following types of modifications: (1) the sale of a portion of the property that serves as collateral for a loan (typically grain or livestock) and the use of the cash proceeds for the borrower’s operating expenses (which reduces the overall value of our collateral securing the loan); (2) non-payment by the borrower of unsecured indebtedness; (3) a reduction in the amount of the loan to the current fair market value of secured property; (4) establishing a repayment schedule which extends the original repayment schedule for the loan; and (5) establishing a lower interest rate on the unpaid balance of the loan.

At December 31, 2012, we believe that borrowers would have qualified for relief under Chapter 12 for approximately $82.4 million of our loans. Although we have had exposure to Chapter 12 since its enactment, since 1992 we have experienced only one agricultural real estate loan, with a principal balance of $90,000, which we were required to modify involuntarily under Chapter 12. This modification, which occurred in 2009, required us to modify the interest rate on the loan from 7.15% to a then market-rate of 5.25%. At the time of this modification and at December 31, 2012, this loan was performing, and we did not account for this loan as a troubled debt restructuring.

One- to Four-Family Residential Real Estate Lending.  At December 31, 2012, $36.1 million, or 17.0% of our total loan portfolio, including loans held for sale, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans with terms of up to 30 years. On a very limited basis, we will make a one- to four-family residential real estate loan with a 31-year term for individuals who are constructing a house, with interest-only payments for the first year of the loan. At December 31, 2012 such loans totaled less than $1.0 million.

We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the sales price or appraised value, whichever is lower.  Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%.

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to the guidelines of the Mortgage Partnership Finance program, a division of the Federal Home Loan Bank of Topeka (“FHLB-Topeka”). We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency which, as of December 31, 2012, was generally $417,000 for single-family homes in our market area.  We have historically sold all of our originations of conforming fixed-rate, one- to four-family residential real estate loans with terms of greater than 15 years, and in recent years the Mortgage Partnership Finance program has purchased these loans.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

The fixed-rate, one- to four-family residential real estate loans that we do not sell have terms of 15 years or less.

Our adjustable-rate, one- to four-family residential real estate loans generally have fixed rates of interest for initial terms of 10 years, and adjust annually or every 5 years thereafter at a margin, which in recent years has been 3.5% above either the 1 Year Constant Maturity Treasury Rate (CMT) or the 5 Year CMT.  The maximum amount by which the interest rate may be increased or decreased is generally 3.0% per adjustment period and the lifetime interest rate cap is generally 10% over the initial interest rate of the loan.  Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate one- to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower.  At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.  Moreover, the interest rates on many of our adjustable-rate loans do not adjust for up to 10 years after origination. As a result, the effectiveness of adjustable-rate one- to four-family residential real estate loans in compensating for changes in market interest rates would be limited during periods of rapidly rising interest rates.

Except on a very limited basis on the initial one-year construction period of a 31 year one- to four-family residential real estate loan, we do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer one- to four-family residential real estate loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans to borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

We actively monitor our interest rate risk position to determine the desirable level of investment in fixed-rate mortgage loans.  Depending on market interest rates and our capital and liquidity position, we may retain all of our newly originated longer-term fixed-rate residential mortgage loans, or we may sell all or a portion of such loans in the secondary mortgage market. We have historically sold, and expect that we will continue to sell in the near future, subject to market conditions, all of the conforming fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years to the Mortgage Partnership Finance, a division of the FHLB-Topeka, with servicing retained, or to other third-party purchasers with servicing released.

Agricultural and Commercial Non-Real Estate Lending. At December 31, 2012, $53.6 million, or 25.3% of our loan portfolio, including loans held for sale, consisted of agricultural and commercial non-real estate loans.

Agricultural non-real estate loans, which totaled $43.6 million at December 31, 2012, include seasonal crop operating loans that are used to fund the borrower’s crop production operating expenses; livestock operating and revolving loans used to purchase livestock for resale and related livestock production expense; and loans used to finance the purchase of machinery, equipment and breeding stock.

Agricultural non-real estate loans are originated with adjustable- or fixed-rates of interest and generally for terms of up to 15 months. In the case of agricultural non-real estate loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed-rates of interest for a term of up to seven years. At December 31, 2012, the average outstanding principal balance of our agricultural non-real estate loans was $77,000, excluding lines of credit with $0 balances at this date. At December 31, 2012, our largest agricultural and commercial non-real estate loan had a principal balance of $1.1 million, was secured by farm assets and was performing in accordance with its repayment terms. At this date, we had no agricultural non-real estate loans which were non-performing.

Borrowers of agricultural and commercial non-real estate loans are required to supply current financial statements and tax returns. Additionally, some borrowers are required to produce cash flow projections which are updated on an annual basis. In addition, on larger loans, the loan officer responsible for the loan and/or Madison County Bank’s in-house evaluator will perform an annual farm visit, obtain financial statements and perform a financial review of the loan.

Our commercial non-real estate loans, which totaled $10.1 million at December 31, 2012, consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory.  Our commercial lines of credit generally have adjustable interest rates and may be secured or unsecured.  We generally obtain personal guarantees for all commercial business loans.  Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months.  We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs.  We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or 10 years, whichever is less.  Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory, or long-term assets such as equipment, furniture, fixtures or real estate.

Unlike one- to four-family residential real estate loans, which we generally originate on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property with a readily ascertainable value, we typically originate agricultural and commercial non-real estate loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income produced by the property.  As a result, the availability of funds for the repayment of agricultural and commercial non-real estate loans may be substantially dependent on the success of the business or rental property itself and the local economy.  Therefore, agricultural and commercial non-real estate loans that we originate generally have greater credit risk than our one- to four-family residential real estate loans or consumer loans.  In addition, agricultural and commercial non-real estate loans often have larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts. For additional risks specific to agricultural non-real estate loans, please see “–Agricultural Real Estate Loans” above.

Commercial and Multi-Family Real Estate Lending.  We originate commercial and multi-family real estate mortgage loans.  At December 31, 2012, $21.2 million, or 10.0% of our loan portfolio, including loans held for sale, consisted of commercial and multi-family real estate loans. Our commercial and multi-family real estate loans have terms of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Our commercial and multi-family real estate loans are secured primarily by office buildings, strip mall centers, owner-occupied offices, car washes, condominiums, apartment buildings and developed lots. At December 31, 2012, our commercial and multi-family real estate loans had an average loan balance of approximately $155,000.  At December 31, 2012, virtually all of our commercial and multi-family real estate loans were secured by properties located in Nebraska. We have occasionally made commercial and multi-family real estate loans secured by properties in Iowa and South Dakota. In addition, we will make loans to customers who live in our market area for commercial real estate properties located outside of our market area, and at December 31, 2012 our largest commercial real estate loan totaled $1.8 million and was secured by an office building in the Phoenix, Arizona metropolitan area. At December 31, 2012, this loan was performing in accordance with it repayment terms.

At December 31, 2012, 36.2% of our commercial and multi-family real estate loans had fixed interest rates. The rates on our adjustable-rate commercial real estate and multi-family loans are generally tied to a variety of indices including the 1 Year Constant Maturity Treasury rate (CMT), the 5 Year CMT and the prime interest rate as reported in The Wall Street Journal. A portion of our commercial real estate and multi-family loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

In underwriting commercial and multi-family real estate loans, we generally lend up to 80% of the property’s appraised value.  We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 1.1 times), computed after deduction for a vacancy factor and property expenses we deem appropriate.  Personal guarantees are obtained from commercial real estate borrowers.  We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Commercial and multi-family real estate loans generally carry higher interest rates and have shorter terms than the conforming one- to four-family residential real estate loans that we sell in the secondary market.  Commercial and multi-family real estate loans, however, have significant additional credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the repayment of loans secured by income-producing properties typically depends on the successful operation of the related real estate project, and thus may be more subject to adverse conditions in the real estate market and in the general economy.

We consider a number of factors in originating commercial and multi-family real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan.  When evaluating the qualifications of a borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).  All commercial and multi-family real estate loans are appraised by independent appraisers approved by the board of directors or by internal evaluations, where permitted by regulation.  We obtain personal guarantees from the principals of our commercial and multi-family real estate borrowers.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, home improvement and home equity loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. We do not purchase indirect automobile loans from dealers. At December 31, 2012, our consumer loan portfolio totaled $4.7 million, or 2.2% of our total loan portfolio. At this date, $79,000 of our consumer loans were unsecured.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer and other loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

We also offer home equity loans and equity lines of credit secured by a first or second mortgage on residential property. Second mortgage loans and equity lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 90% on an owner-occupied principal residence.

Second mortgage loans and equity lines of credit have greater risk than one- to four-family residential real estate loans secured by first mortgages.  We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, particularly since holders of the first mortgage would be repaid first from the proceeds of any sale of collateral, before such proceeds are applied to home equity lines of credit or second mortgage loans. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs.  However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our second mortgage loans, decreases in real estate values could adversely affect the value of property used as collateral for our loans.

At December 31, 2012, the average balance of our outstanding home equity lines of credit was $24,000 excluding lines with $0 balances, and the largest outstanding balance of any such loan was $78,000.  This loan was performing in accordance with its repayment terms at December 31, 2012.

Originations, Purchases and Sales of Loans

Lending activities are conducted primarily by our loan personnel operating at our main office and our branch offices.  All loans that we originate are underwritten pursuant to our standard policies and procedures. In addition, our one- to four-family residential real estate loans generally incorporate underwriting guidelines of the Mortgage Partnership Finance Program, a division of the FHLB-Topeka. We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans and competition from other lenders, which is affected by current market interest rates as well as anticipated future market interest rates.  Our loan origination and sales activity may be adversely affected by a rising interest rate environment which typically results in decreased loan demand.  Most of our agricultural real estate, agricultural and commercial non-real estate loans, and our commercial and multi-family real estate loans are generated by our internal business development efforts and referrals from professional contacts.  Most of our originations of one- to four-family residential real estate loans and consumer loans are generated by existing customers, referrals from realtors, residential home builders, walk-in business and from our website.

Consistent with our interest rate risk strategy and the low interest rate environment that has existed in recent years, we have sold to the Mortgage Partnership Finance Program on a servicing-retained basis, all of the conforming fixed-rate, one- to four-family residential real estate loans that we have originated with terms of greater than 15 years.  At December 31, 2012, we serviced $55.6 million of fixed-rate, one- to four-family residential real estate loans held by the FHLB-Topeka and serviced an additional $1.1 million of other loans.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Total loans at beginning of period	$189,574	$182,208	$157,940

Loans originated:
Mortgage loans:
Agricultural	39,577	24,235	32,449
One- to four-family residential	45,674	28,139	26,500
Commercial and multi-family	5,697	2,629	6,032
Agricultural and commercial non-real estate loans	28,769	25,715	22,197
Consumer loans	3,809	4,031	3,658
Total loans originated	123,526	84,749	90,836

Loans purchased:
Mortgage loans:
Agricultural	1,000	―	―
One- to four-family residential	―	―	―
Commercial and multi-family	―	―	―
Agricultural and commercial non-real estate loans	―	―	33
Consumer loans	―	―	―
Total loans purchased	1,000	―	33

Loans sold:
Mortgage loans:
Agricultural	―	―	―
One- to four-family residential	(32,940)	(17,945)	(16,576)
Commercial and multi-family	―	―	―
Agricultural and commercial non-real estate loans	―	―	―
Consumer loans	―	―	―
Total loans sold	(32,940)	(17,945)	(16,576)

Other:
Principal repayments and other	(167,895)	(140,574)	(120,573)
Advances on agricultural and commercial lines-of-credit loans	94,051	81,136	70,548

Net loan activity	17,742	7,366	24,268
Total loans at end of period	$207,316	$189,574	$182,208

Delinquencies and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make a required monthly loan payment, a late notice is generated stating the payment and late charges due.  Generally our policies provide that borrowers are sent the notice on the 10th day after the payment due date except for one- to four-family real estate loans for which the delinquency notice is mailed between 15 and 20 days after the due date. Thereafter a loan officer is assigned to pursue our loan collection procedures which include follow up phone calls and letters. For all loans 60 days or less past due, the loan officer responsible for the credit contacts the borrower by phone. After 60 days past due, the Chief Executive Officer becomes the primary officer responsible for the loan’s collection, and the Chief Executive Officer will contact the borrower by phone and/or letters. After a loan is 90 days past due, it is referred to our attorney who will initiate foreclosure procedures. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as Other Real Estate Owned until it is sold.  The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal or an in-house evaluation which is obtained as soon as practicable, typically at the start of the foreclosure proceeding and every six months thereafter until the property is sold. Subsequent decreases in the value of the property are charged to operations.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Troubled Debt Restructurings.  Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. On occasion we have modified the terms of loans to provide for longer amortization schedules.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2012, 2011 and 2010, we had no loans that were classified as a troubled debt restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days			90 Days and Over			Total
	Number	Amount		Number	Amount		Number	Amount
	(Dollars in thousands)

At December 31, 2012
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	3		233	4		144	7		377
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	―		―	2		2	2		2

Total loans	3		$233	6		$146	9		$379

At December 31, 2011
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	5		289	1		16	6		305
Commercial and multi-family	1		9	―		―	1		9
Agricultural and commercial non-real estate loans	2		96	―		―	2		96
Consumer loans	4		3	2		1	6		4

Total loans	12		$397	3		$17	15		$414

At December 31, 2010
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	4		50	2		181	6		231
Commercial and multi-family	1		16	0		0	1		16
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	4		32	2		2	6		34

Total loans	9		$98	4		$183	13		$281

At December 31, 2009
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	6		110	―		―	6		110
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	1		1	3		4	4		5

Total loans	7		$111	3		$4	10		$115

At December 31, 2008
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	8		370	5		103	13		473
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	―		―	1		3	1		3
Consumer loans	1		1	4		9	5		10

Total loans	9		$371	10		$115	19		$486

Classified Assets.  Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard”, “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses.  General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each impaired loan on our watch list with the Loan Committee and then with the full board of directors at the next regularly scheduled Board meeting. If a loan deteriorates in asset quality, the classification is changed to “special mention,”  “substandard,”  “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.” If a loan is secured by real estate and we believe that we are well collateralized, we will continue to accrue interest for up to 120 days.

See Note 3 to our Financial Statements beginning on page F-1 of this Annual Report for a description by loan category of our classified and special mention assets as of December 31, 2012 and December 31, 2011.

Non-Performing Assets.  We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. We will, however, continue to accrue interest for up to 120 days if a loan is secured by real estate and we believe that we are well collateralized.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed.  Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  Restructured loans are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for a reasonable period of time (typically six months) and the ultimate collectibility of the total contractual principal and interest is reasonably assured.

The following table sets forth information regarding our non-performing assets at the dates indicated. We had no troubled debt restructurings at the dates indicated.

	At December 31,
	2012	2011	2010	2009		2008
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Agricultural	$126	$129	$131	$	―	$	―
One- to four-family residential	84	93	35		74		―
Commercial and multi-family	―	―	―		―		―
Agricultural and commercial non-real estate loans	―	1	1		―		―
Consumer loans	4	―	―		―		―
Total non-accrual loans	$214	$223	$167		$74	$	―

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Agricultural	―	―	―		―		―
One- to four-family residential	79	16	181		―		103
Commercial and multi-family	―	―	―		―		―
Agricultural and commercial non-real estate loans	―	―	―		―		3
Consumer loans	―	1	2		4		9
Total loans delinquent 90 days or greater and still accruing	$79	$17	$183		$4		$115

Total non-performing loans	$293	$240	$350		$78		$115

Real estate owned:
Real estate loans:
Agricultural	―	―	―		―		―
One- to four-family residential	―	―	―		46		―
Commercial	―	―	―		―		―
Agricultural and commercial non-real estate loans	―	―	―		―		―
Consumer loans	―	―	―		―		―
Total real estate owned	―	―	―		46		―

Total non-performing assets	$292	$240	$350		$124		$115

Ratios:
Non-performing loans to total loans	0.14%	0.12%	0.19%		0.05%		0.08%
Non-performing assets to total assets	0.11%	0.10%	0.16%		0.04%		0.06%

Interest income that would have been recorded for 2012 had non-accruing loans been current according to their original terms amounted to $2,000. We recognized $4,000 of interest on these loans for 2012.

Non-performing agricultural real estate loans totaled $126,000 at December 31, 2012 and consisted of one loan.  Additionally we had $163,000 in non-performing one- to four-family residential real estate loans at December 31, 2012. We had no real estate owned at December 31, 2012.

There were no other loans at December 31, 2012 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.  Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses has consisted of two key elements:  (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing or agricultural real estate price movements, in determining the appropriateness of the allowance for loan losses for our agricultural real estate, one-to four-family residential real estate and commercial and multi-family portfolios. We use evidence obtained from our own loan portfolio as well as published housing and agricultural data on our local markets from third-party sources we determine to be reliable as a basis for assumptions about the impact of housing depreciation.

Over the past several quarters, we have increased general allowances for all of our loan categories except for our consumer loan portfolio. These increases are a result of the increase in the size of our loan portfolio as well as our perception that there is an increase in the risk to our loan portfolio due to the increase in our agricultural real estate and agricultural and commercial non-real estate loan portfolios. The increases in these portfolios have resulted, in part, from an abrupt and substantial increase in the cost of farm property in our market area as well as the cost of crop production inputs.  If farm property values decline and if profit margins return to historical lower levels, the value of these loans may decline.

The average sales price of a bushel of #2 Yellow Corn, the most important crop in our market area, remained at consistently high levels in 2012 and as a result, the cost of agricultural real estate in our market area continued to increase significantly in 2012, creating additional risk to our loan portfolio.  The demand for this crop is a result of numerous factors, including its use to produce ethanol.  Effective December 31, 2011, the Federal Government allowed a major ethanol subsidy to expire which, over time, could adversely impact the price of corn and thus adversely impact our agricultural borrowers and the value of farm land, thereby increasing the risks associated with these types of loans.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming one- to four-family residential real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectibility of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

We establish an allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities.  This valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio.  The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results.  The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

As an integral part of their examination process, the Office of the Comptroller of the Currency with respect to Madison County Bank, and the Federal Reserve Bank of Kansas City with respect to Madison County Financial, Inc., will periodically review our allowance for loan losses and may require that we recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$4,017	$3,352	$3,018	$2,681	$2,544

Charge-offs:
Real estate loans:
Agricultural	―	―	―	―	―
One- to four-family residential	―	(22)	(29)	(27)	―
Commercial and multi-family	―	―	―	―	―
Agricultural and commercial non-real estate loans	―	―	―	―	―
Consumer loans	(3)	―	―	―	―
Total charge-offs	(3)	(22)	(29)	(27)	―

Recoveries:
Real estate loans:
Agricultural	71	7	2	3	2
One- to four-family residential	23	―	―	―	―
Commercial and multi-family	―	―	―	―	―
Agricultural and commercial non-real estate loans	―	―	―	―	―
Consumer loans	3	―	1	1	―
Total recoveries	97	7	3	4	2

Net (charge-offs) recoveries	94	(15)	(26)	(23)	2
Provision for loan losses	830	680	360	360	135

Balance at end of year	$4,941	$4,017	$3,352	$3,018	$2,681

Ratios:
Net charge-offs/(recoveries) to average loans outstanding (annualized)	(0.05)%	0.01%	0.02%	0.02%	0.00%
Allowance for loan losses to non-performing loans at end of period	1,692.12%	1,673.75%	957.71%	3,869.23%	2,331.30%
Allowance for loan losses to total loans (including loans held for sale) at end of period	2.33%	2.07%	1.81%	1.88%	1.78%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the percent of allowance in each loan category to the total allowance, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)
Real estate loans:
Agricultural	$2,585	45.50%	$1,579	43.05%	$1,448	42.80%
One- to four-family residential	467	17.02	818	19.65	580	21.90
Commercial and multi-family	456	9.99	556	10.87	496	12.05
Agricultural and commercial non-real estate loans	1,337	25.26	984	24.08	720	20.14
Consumer loans	96	2.23	80	2.35	108	3.11
Total	$4,941	100.00%	$4,017	100.00%	$3,352	100.00%

	At December 31,
	2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate loans:
Agricultural	$1,181	39.37%	$1,173	38.34%
One- to four-family residential	551	25.15	183	26.97
Commercial and multi-family	556	12.30	385	10.60
Agricultural and commercial non-real estate loans	659	19.78	814	21.75
Consumer loans	71	3.40	126	2.34
Total	$3,018	100.00%	$2,681	100.00%

At December 31, 2012, our allowance for loan losses represented 2.33% of total loans, including loans held for sale, and 1,692% of non-performing loans, and at December 31, 2011, our allowance for loan losses represented 2.07% of total loans, including loans held for sale, and 1,674% of non-performing loans. The allowance for loan losses increased from $4.0 million at December 31, 2011 to $4.9 million at December 31, 2012, due to a provision for loan losses of $830,000 and net recoveries of $94,000 during 2012.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request that we increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General.  The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.  In recent years, our strategy has been to reduce the maturities of our investment securities portfolio. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our board of directors is responsible for adopting our investment policy.  The investment policy is reviewed annually by our ALCO/Executive Committee, which is comprised of our President and Chief Executive Officer, our Senior Vice President and our Chief Financial Officer, and any changes to the policy are recommended to and subject to the approval of the board of directors.  Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer, and his investment decisions are reviewed and approved by a majority of our ALCO/Executive Committee prior to the execution of any investment trade.  All investment transactions are reviewed at regularly scheduled meetings of the board of directors.

Our current investment policy permits, with certain limitations, investments in securities issued by the United States Government and its agencies or government sponsored enterprises, agency-issued mortgage-backed securities, municipal bonds and securities issued by counties, cities, school districts and other political subdivisions located in Nebraska and South Dakota, investments in bank-owned life insurance and collateralized mortgage obligations backed by agency mortgage-backed securities.

At December 31, 2012, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

Our current investment policy does not permit investments in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities.  Our current policy does not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

At December 31, 2012, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

U.S. Treasury and Agency Debt Securities.  At December 31, 2012, the carrying value of our portfolio of United States Treasury, United States Government agency, and Government-sponsored enterprise securities totaled $9.5 million, of which $9.0 million was classified as available-for-sale.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate for liquidity purposes, as collateral for borrowings and for prepayment protection.

Municipal Obligations. At December 31, 2012, our municipal securities portfolio totaled $24.5 million and was comprised of bonds issued by counties, cities, school districts and other political subdivisions in Nebraska and South Dakota.  At December 31, 2012, all of our municipal securities were classified as held to maturity. At this date, $17.0 million of these securities had maturities of more than 10 years.

We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions which provide interest income that is exempt from federal income taxation.  Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity of 25 years. During 2012 we continued to increase our municipal securities portfolio since these securities provide a stable source of tax-free income.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Topeka in connection with our borrowing activities totaling $2.1 million at December 31, 2012.  The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  At December 31, 2012, our balance of bank-owned life insurance totaled $4.6 million and was issued by five insurance companies.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
United State Treasury and agency debt securities	$498	$508	$493	$526	$489	$537
Municipal obligations (1)	24,528	25,122	14,909	15,328	11,066	10,891

Total securities held to maturity	$25,026	$25,630	$15,402	$15,854	$11,555	$11,428

Securities available for sale:
United States Treasury and agency debt securities	8,586	8,982	9,878	10,228	7,360	7,501

Total securities available for sale	$8,586	$8,982	$9,878	$10,228	$7,360	$7,501

(1)       At December 31, 2012 and 2011, included $2.3 million and $1.9 million of taxable municipal bonds, respectively.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years				More than Five Years through Ten Years				More than Ten Years				Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost		Weighted Average Yield		Amortized Cost		Weighted Average Yield		Amortized Cost		Weighted Average Yield		Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity:
U. S. Treasury and agency debt securities	$498	4.89%	$	―	―	%	$	―	―	%	$	―	―	%	$498	$508	4.89%
Municipal obligations (1)	1,720	0.92		2,740	2.16			3,115	3.94			16,953	4.20		24,528	25,122	3.71

Total securities held to maturity	$2,218	1.82		$2,740	2.16			$3,115	3.94			$16,953	4.20		25,026	$25,630	3.73

Securities available for sale - U. S. Treasury and agency debt securities	$1,350	0.82%		$1,721	2.94%			$3,211	2.76%			$2,304	1.33%		$8,586	$8,982	2.11%

(1)      At December 31, 2012, included $2.3 million of taxable municipal bonds.

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities.  We also use borrowings, primarily Federal Home Loan Bank of Topeka advances and Federal Reserve Bank of Kansas City borrowings, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.  In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and competition. To a lesser extent, we may use Federal Funds Sold as funding sources.

Deposits.  Our deposits are generated primarily from residents within our primary market area.  We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, money market savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.  We have not in the past nor presently have any brokered or internet deposits.  However, dependent on our future needs, we could access these funding sources for liquidity purposes.

We will periodically promote a particular deposit product as part of our overall marketing plan. Deposit products have been promoted through various mediums, which include radio and newspaper advertisements. The emphasis of these campaigns is to increase consumer awareness and our market share. Additionally, we focus on deposit generation from our borrower customers both at the time of a loan origination and thereafter as we build our customer relationships.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely on personalized customer service, long-standing relationships with customers, and the favorable image of Madison County Bank in the community to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to attract deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.  We occasionally use promotional rates to meet asset/liability and market segment goals.  Additionally, we historically experience significant increases in our deposits during the first calendar quarter of each year as a result of our farm customers receiving proceeds during this time from the sale of agricultural commodities.

The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand.  Based on our experience, we believe that non-interest-bearing and interest-bearing checking and money market savings accounts may be somewhat more stable sources of deposits than certificates of deposits.  Also, we believe that our deposits allow us a greater opportunity to interact with our customers and offer them other financial services and products. As a result, we have used marketing and other initiatives to increase such accounts.  However, it can be difficult to attract and maintain such deposits at favorable interest rates under current market conditions.

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2012			2011			2010
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Interest-bearing Checking	$108,756	55.72%	0.87%	$93,133	51.97%	1.01%	$78,719	48.95%	1.35%
Non-interest-bearing Checking	17,167	8.79	―	15,633	8.72	―	12,181	7.58	―
Money Market Savings(1)	40,989	21.00	0.61	34,997	19.53	0.81	29,960	18.63	1.07
Certificates of deposit (2)	28,275	14.49	1.01	35,448	19.78	1.38	39,943	24.84	1.82

Total deposits	$195.187	100.00%	0.76%	$179,211	100.00%	0.96%	$160,803	100.00%	1.31%

(1)   At December 31, 2012, includes $8.3 million in individual retirement accounts (IRAs).
(2)   At December 31, 2012, includes $2.4 million in individual retirement accounts (IRAs).

As of December 31, 2012, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $5.6 million.  The following table sets forth the maturity of these certificates as of December 31, 2012.

At December 31, 2012
(In thousands)

Three months or less	$1,726
Over three months through six months	1,310
Over six months through one year	1,305
Over one year to three years	1,073
Over three years	200

Total	$5,614

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2012	2011	2010
	(In thousands)

Interest Rate
1.99% and below	$26,652	$31,988	$28,568
2.00% to 2.99%	1,621	2,700	9,143
3.00% to 3.99%	2	21	345
4.00% to 4.99%	―	739	1,887

Total	$28,275	$35,448	$39,943

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2012
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
1.99% and below	$20,068	$4,559	$850	$1,175	$26,652	94.26%
2.00% to 2.99%	444	777	400	―	1,621	5.73
3.00% to 3.99%	2	―	―	―	2	0.01

Total	$20,514	$5,336	$1,250	$1,175	$28,275	100.0%

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Topeka and borrowings from the Federal Reserve Bank of Kansas City and, to a lesser extent, from the Bankers’ Bank of the West.  At December 31, 2012, we had access to additional Federal Home Loan Bank, Federal Reserve Bank and Bankers’ Bank of the West advances of up to $48.4 million, $10.0 million and $15.6 million, respectively.  To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

Historically our borrowings have increased during the fourth calendar quarter of each year in response to increased loan demand from our farm customers during the fall of each year, many of whom purchase their crop production supplies (seed, fertilizer, fuel and chemicals) for the ensuing year during this period. Generally, we will repay a portion of our borrowings during the first calendar quarter of each year as we experience significant increases in our deposits and significant repayments of agricultural loans of all kinds during the first quarter of each year as our farm customers receive proceeds during this time from the sale of agricultural commodities.

The following table sets forth information concerning balances and interest rates on our advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Balance at end of period	$6,300	$26,900	$29,755
Average balance during period	$7,479	$19,818	$20,046
Maximum outstanding at any month end	$11,600	$26,900	$29,755
Weighted average interest rate at end of period	3.42%	1.04%	1.28%
Weighted average interest rate during period	3.02%	1.37%	3.79%

Personnel

As of December 31, 2012, we had 49 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Madison County Bank is supervised, regulated and examined by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”).  This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of stockholders.  Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates.  Madison County Bank also is a member of and owns stock in the Federal Home Loan Bank of Topeka, which is one of the twelve regional banks in the Federal Home Loan Bank System.  Madison County Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), governing reserves to be maintained against deposits and other matters.  The OCC examines Madison County Bank and prepares reports for the consideration of its board of directors on any operating deficiencies.  Madison County Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Madison County Bank’s loan documents.

As a savings and loan holding company, Madison County Financial, Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board and the Federal Reserve Bank of Kansas City.  Madison County Financial, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are applicable to Madison County Bank and Madison County Financial, Inc. are described below.  This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Madison County Bank and Madison County Financial, Inc. Any change in these laws or regulations, whether by the FDIC, the OCC or Congress, could have a material adverse impact on Madison County Financial, Inc., Madison County Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has significantly affected the regulation of banks and other financial institutions, including their lending, investment, trading and operating activities.  The Dodd-Frank Act eliminated the Office of Thrift Supervision on July 21, 201l, the former primary federal regulator of Madison County Bank, and required Madison County Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies in addition to bank holding companies.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like Madison County Financial, Inc., unless an exemption exists.  These capital requirements are substantially similar to the capital requirements currently applicable to Madison County Bank as described in “– Federal Banking Regulation – Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Madison County Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities.  A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC.  Under these laws and regulations, Madison County Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits.  Madison County Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Madison County Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements.  Federal regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset.  Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.  Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the purchaser’s recourse against the savings bank.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual savings banks where necessary.

At December 31, 2012, Madison County Bank’s capital exceeded all applicable requirements.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.  Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements.  The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.  However, the agencies have recently indicated that, due to the volume of public comments received, the final rule has been delayed past January 1, 2013.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2012, Madison County Bank’s largest lending relationship with a single or related group of borrowers totaled $6.8 million, which represented 13.7% of unimpaired capital and surplus.  Therefore, Madison County Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. We are required to satisfy a qualified thrift lender (“QTL”) test whereby we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the QTL must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2012, we maintained 99.0% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

Prompt Corrective Regulatory Action. Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  A savings institution that has total risk-based capital ratio of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized.  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a savings institution that is “critically undercapitalized” within specific time frames.  The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”  Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings institution to adequately capitalized status.  This guarantee remains in place until the OCC notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee.  Various restrictions, such as on capital distributions and growth, also apply to “undercapitalized” institutions.  The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

Capital Distributions. Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution.  A federal savings institution must file an application with the OCC for approval of the capital distribution if:

●
the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years;

●	the institution would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

●
the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).

A savings institution that is a subsidiary of a holding company, such as Madison County Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Applications or notices may be denied if the institution will be undercapitalized after the dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order or regulatory condition.

In the event that a savings institution’s capital falls below its regulatory requirements or it is notified by the regulatory agency that it is in need of more than normal supervision, its ability to make capital distributions would be restricted.  In addition, any proposed capital distribution could be prohibited if the regulatory agency determines that the distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties.  A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation W.  The term “affiliate” generally means any company that controls or is under common control with an institution, including Madison County Financial, Inc. and its non-savings institution subsidiaries.  Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral.  Purchasing low quality assets from affiliates is generally prohibited.  Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2012, we were in compliance with these regulations.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance.  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Also, under the Dodd-Frank Act, noninterest-bearing checking accounts had unlimited deposit insurance through December 31, 2012.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base was assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. Based on our deposit and assessment rate as of September 30, 2009, our prepayment amount was $660,000.

Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act to revise its assessment system so that it is based on each institution’s total assets less tangible capital, instead of deposits.  The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not believe that it is taking any action or is subject to any condition or violation that could lead to termination of its deposit insurance.

All FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation (“FICO”) for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2012, the annualized Financing Corporation assessment was equal to 64 basis points of total assets less tangible capital. Assessments related to the FICO bond obligations were not subject to the December 30, 2009 prepayment.

For the year ended December 31, 2012, the Bank paid $14,000 related to the FICO bonds and $103,000 (pursuant to the December 30, 2009 prepayment) pertaining to deposit insurance assessments.  Deposit insurance assessments were prepaid in December 2009, for calendar years 2010 through 2012.

Federal Home Loan Bank System. Madison County Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Topeka, we are required to acquire and hold a specified amount of shares of capital stock in Federal Home Loan Bank.

Community Reinvestment Act and Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions.  Madison County Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Other Regulations. Interest and other charges collected or contracted for by Madison County Bank are subject to state usury laws and federal laws concerning interest rates.  Madison County Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Madison County Bank also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties, and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Madison County Financial, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board.  The Federal Reserve Board has enforcement authority over Madison County Financial, Inc. and its non-savings institution subsidiaries.  Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Madison County Bank.

As a savings and loan holding company, Madison County Financial, Inc.’s activities are limited to those activities permissible by law for financial holding companies or multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity.  Such activities include lending activities, insurance and underwriting equity securities.  The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of any depository institution not insured by the FDIC.   In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.  An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act, or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements.  However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all depository institution holding companies, minimum consolidated capital levels that are as stringent as those required for the insured depository institution subsidiaries. The components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. That would exclude from tier 1 capital instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies.  The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less.  The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply.  The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies.  However, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, notwithstanding the Dodd-Frank statutory language, so it is uncertain whether any final rule will do so.

The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” doctrine that requires holding companies to act as a source of strength for their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued policy guidance regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.  The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock in an amount that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Madison County Financial, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The JOBS Act, which became law on April 5, 2012, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We chose to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and, they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.  We will be subject to further reporting and audit requirements beginning with the fiscal year ending December 31, 2013 under the requirements of the Sarbanes-Oxley Act.  We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General.  Madison County Financial, Inc. and Madison County Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Madison County Financial, Inc. and Madison County Bank

Method of Accounting.  For federal income tax purposes, Madison County Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its consolidated federal income tax returns.  The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2012, Madison County Bank had no minimum tax credit carryforward.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Madison County Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Madison County Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Nebraska State Taxation. Madison County Financial, Inc., and Madison County Bank are subject to Nebraska Taxation. Under Nebraska law, Madison County Bank pays a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of average deposits but not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is our income as reported to the Office of the Comptroller of the Currency after ordinary and necessary expenses but before income taxes. In addition, Madison County Bank and Madison County Financial, Inc. are required to file a Nebraska income tax return because we are doing business in Nebraska. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $50,000 of taxable income and 7.81% of taxable income in excess of $50,000. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations).

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. Madison County Bank’s state income tax returns have not been audited in recent years.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.madisoncountybank.com.  Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Madison County Financial, Inc.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Properties

As of December 31, 2012, the net book value of our office properties was $2.1 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Madison) Office:
111 West Third Street Madison, Nebraska 68748	Owned	1995	7,400	$ 479

Other Properties:
103 South 4th Street Albion, Nebraska 68620	Owned	2005	7,500	$ 444

2100 Pasewalk Avenue Norfolk, Nebraska 68701	Owned	1998	4,600	$ 513

402 West Locust Street Plainview, Nebraska 68769	Owned	2008	4,500	$ 627

Additionally, we maintain offices in Creighton and Randolph, Nebraska, both of which provide limited services to our customers. These offices are located in office space of unrelated third-parties to which we pay nominal monthly fees.

ITEM 3.                  Legal Proceedings

At December 31, 2012, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market, Holder and Dividend Information.  Our common stock is listed on the Nasdaq Stock Market under the symbol “MCBK.”  The Company completed its initial public offering on October 3, 2012 and commenced trading on October 4, 2012.  The approximate number of holders of record of Madison County Financial, Inc.’s common stock as of December 31, 2012 was 677. Certain shares of Madison County Financial, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Madison County Financial, Inc.’s common stock for the period beginning October 4, 2012 and ended December 31, 2012. The following information with respect to trading prices was provided by the Nasdaq Capital Market.

2012	High	Low	Dividends Declared

Quarter Ended December 31, 2012	$16.20	$14.24	―

In 2012, Madison County Financial, Inc. did not pay cash dividends on its common stock. Dividend payments by Madison County Financial, Inc. are dependent on dividends it receives from Madison County Bank, because Madison County Financial, Inc. has no source of income other than dividends from Madison County Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Madison County Financial, Inc. and interest payments with respect to Madison County Financial, Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b)           Sales of Unregistered Securities.  Not applicable.

(c)           Use of Proceeds. On January 17, 2012 and as amended on April 16, 2012 and August 2, 2012, the Board of Directors of Madison County Holding Company, MHC (the “MHC”), the former mutual holding company of Madison County Bank, adopted a plan of conversion and reorganization, pursuant to which the MHC would convert from the mutual to the stock form of ownership, and Madison County Financial, Inc., as successor to the MHC, would sell shares of common stock to the public. On May 1, 2012, Madison County Financial, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-181070) with respect to the shares to be offered and sold pursuant to the plan of conversion and reorganization. Madison County Financial, Inc. registered for offer and sale up to 4,761,000 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on August 10, 2012.

The public stock offering closed on October 3, 2012, and on October 4, 2012 the common stock began trading on the Nasdaq Stock Market under the symbol “MCBK.”

In accordance with the plan of conversion and reorganization and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of Madison County Bank, Madison County Bank’s employee stock ownership plan and members of the general public. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For their services, Keefe, Bruyette & Woods, Inc. received a management fee of $50,000 and a success fee of 1.25% of the dollar value of the shares sold in the subscription offering, excluding shares sold to Madison County Bank’s tax qualified employee plans, including 255,444 shares, equal to 8.0% of the shares sold in the offering, to the Madison County Bank employee stock ownership plan, and shares sold to our officers, employees and directors and members of their immediate families.  The success fee was reduced by the management fee.

The stock offering resulted in gross proceeds of $31.9 million through the sale of 3,193,054 shares at $10.00 per share. Expenses related to the offering were approximately $1.3 million, including a fee of $401,000 paid to Keefe, Bruyette & Woods, Inc.  Madison County Financial, Inc. received net proceeds from the initial public offering of $30.7 million and loaned $2.55 million to Madison County Bank’s employee stock ownership plan to enable it to purchase 255,444 shares of common stock in the offering. The remaining net proceeds were $28.1 million, of which $15 million was contributed to Madison County Bank in the form of additional paid in capital, and the remainder has been retained by Madison County Financial, Inc. to be utilized for general corporate purposes.

Initially, upon the closing of our initial stock offering, a substantial portion of the proceeds have been invested in overnight investments and short-term investments.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(e)           Stock Repurchases.  Not applicable.

(f)           Stock Performance Graph.  Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Madison County Financial, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2012 and December 31, 2011 and our results of operations for the years ended December 31, 2012 and 2011.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report.

Overview

We have operated continuously in and around Madison, Nebraska, which is located in northeastern Nebraska, since our founding in 1888. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in agricultural real estate loans, one- to four-family residential real estate loans, agricultural and commercial non-real estate loans and commercial and multi-family real estate loans. To a much lesser extent, we also originate consumer loans, including automobile loans.  We also purchase investment securities consisting primarily of securities issued by the United States Treasury, United States Government agencies, and Government-sponsored enterprises, and municipal securities issued by counties, cities, school districts and other political subdivisions in Nebraska and South Dakota.  At December 31, 2012, we had total assets of $267.3 million, total deposits of $195.2 million and total stockholders’ equity of $62.1 million.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of insurance commission income obtained from our insurance agency subsidiary, service charges on deposit accounts, ATM and debit card fees, loan service charges and loan servicing income, gain on sales of securities and loans, income from bank-owned life insurance and miscellaneous other income.  Non-interest expense currently consists primarily of compensation and employee benefits, directors’ fees and benefits, office occupancy, data processing, FDIC insurance premiums, advertising and supplies, core deposit intangible amortization, professional fees, and other operating expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. Specifically, our operations are significantly affected by the profitability of farming in our market area, the primary commodity of which is corn, and to a lesser extent, soybeans and livestock, including beef and pork production. The profitability of many of our agricultural borrowers is dependent, in part, on factors outside their control, including the price of commodities, adverse weather conditions that prevent the planting and/or harvesting of a crop or that limit crop yields, loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), crop production expenses (primarily fertilizer, fuel, seed and chemicals) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations).

Although our emphasis on agricultural lending, both real estate and non-real estate based, presents specific risks to our results of operations, we believe that we mitigate these risks through our conservative underwriting standards and our understanding of the farming economy in our market area. Additionally, we believe that our overall loan portfolio, 57.5% of which consisted of variable-rate loans at December 31, 2012, reduces our vulnerability to changes in interest rates and improves our net interest rate spread.  To reduce further our interest rate risk, in recent years and in the low interest rate environment, we have sold all of our conforming fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies.

The recently enacted JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to choose to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

We consider the following to be our critical accounting policies:

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred credit losses in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Madison County Financial, Inc.  The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

Since a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the value of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations.  Specific allocations are made for loans that are determined to be impaired.  Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating classified loans from the remaining loans, and then categorizing each group by type of loan.  Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations.

Goodwill and Other Intangible Assets.  In 2005, we acquired First Capital Investment Company, Inc. and its subsidiary financial institution, First National Bank of Albion, under the purchase method of accounting in effect at the time.  Under the purchase method, we were required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization. At December 31, 2012 we had recorded $481,000 of goodwill.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of these intangible assets are estimated to be consumed or otherwise used up.  Our customer relationship intangibles are being amortized over 15 years using the double declining balance method. Since our acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, we would adjust the amortization of that asset, which could increase future amortization expense. At December 31, 2012 we had recorded $810,000 of core deposit intangible.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by us in connection with our acquisition relates to the inherent value in the businesses acquired and this value is dependent upon our ability to provide quality, cost effective services in a competitive marketplace.  In the event that the operations of Madison County Bank lack profitability, an impairment of goodwill may need to be recognized. Any impairment recognized would adversely impact earnings in the period in which it is recognized.

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying value, a goodwill impairment is indicated and the goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the financial statements.  At our annual impairment assessment date of December 31, 2012, our analysis indicated that no impairment existed.

Future events, such as adverse changes in our business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired, the resulting impairment loss recognized could have a material, adverse impact on our financial condition and results of operations.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Total assets increased $28.6 million to $267.3 million at December 31, 2012 from $238.7 million at December 31, 2011.  The increase was due primarily to an increase in net loans, investment securities classified as held to maturity, certificates of deposit and cash and cash equivalents, which were offset by a decrease in investment securities classified as available for sale.  While our net loans increased during 2012, we made a strategic decision to not actively compete for the origination of one- to four-family residential real estate loans in the current low interest rate environment, but rather to sell all qualifying loans in order to increase the liquidity in our balance sheet by increasing cash and cash equivalents and investments.

Net loans increased $18.2 million, or 9.6%, to $207.2 million at December 31, 2012, from $189.0 million at December 31, 2011.  The increase in our loan portfolio during 2012 resulted from an increase in agricultural real estate loans, which increased $13.2 million, or 15.9%, to $96.6 million at December 31, 2012, from $83.3 million at December 31, 2011, and an increase in agricultural and commercial non-real estate loans, which increased $7.0 million, or 15.0%, to $53.6 million at December 31, 2012, from $46.6 million at December 31, 2011, offset by a decrease in our one- to four-family residential real estate loans of $1.5 million, or 3.9%, to $36.0 million at December 31, 2012, from $37.4 million at December 31, 2011.  The increase in agricultural real estate loans reflects the continued increase in agricultural real estate values in our market area.  The increase in agricultural and commercial non-real estate loans resulted from the steady demand for these types of loans in our market area in the current low interest rate environment combined with increasing commodities input prices (fertilizer, seed, fuel and chemicals).  One- to four-family residential mortgages decreased, due primarily to refinancing and sale of these loans and our decision to not actively compete for these loans in the current interest rate environment.

Investment securities classified as held to maturity increased $9.6 million, or 62.5%, to $25.0 million at December 31, 2012 from $15.4 million at December 31, 2011, offset by a $1.2 million, or 12.2%, decrease in investment securities classified as available for sale to $9.0 million at December 31, 2012 from $10.2 million at December 31, 2011.  Certificates of deposits increased $1.3 million, or 500.0%, to $1.5 million at December 31, 2012 from $250,000 at December 31, 2011.  The net increase in investment securities and certificates of deposit was a result of the investment of the stock offering proceeds.

Accrued interest receivable on investment securities, certificates of deposit owned and loans decreased $296,000, or 7.2%, to $3.8 million at December 31, 2012, from $4.1 million at December 31, 2011, primarily due to a decrease in the average yield on loans to 5.63% at December 31, 2012 from 5.83% at December 31, 2011.

Other assets, consisting primarily of prepaid assets and deferred federal taxes, increased $306,000, or 14.4%, to $2.4 million at December 31, 2012, from $2.1 million at December 31, 2011, primarily attributable to an increase in deferred taxes.

Deposits increased $16.0 million, or 8.9%, to $195.2 million at December 31, 2012, from $179.2 million at December 31, 2011, as we experienced an increase in each category of our core deposits.  Specifically, interest-bearing checking, noninterest-bearing checking, and money market savings accounts increased $15.6 million, or 16.8%, $1.5 million, or 9.81%, and $6.0 million, or 17.1%, respectively, at December 31, 2012, from December 31, 2011.  We believe the increase in our core deposits resulted from our continued efforts to build relationships with our existing customers as well as our marketing efforts with new customers.  Certificates and time deposits decreased $7.2 million, or 20.2%, at December 31, 2012, from December 31, 2011, reflecting customer preference for more liquid transaction accounts rather than longer term deposits in the current low interest rate environment.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and, as needed, to a lesser extent from the Bankers’ Bank of the West. Although we expect advances from the FHLB-Topeka and short-term borrowings from FRB-Kansas City to remain an integral part of our funding strategy, our borrowings from the FHLB-Topeka and FRB-Kansas City decreased $20.6 million, or 76.6%, to $6.3 million at December 31, 2012, from $26.9 million at December 31, 2011. This decrease reflected our strategy of decreasing our reliance on operational funding from advances and using the stock conversion proceeds (which was consummated on October 3, 2012).   We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit and Seasonal Borrowing Agreement.

Total stockholders’ equity increased by $31.9 million, or 106.0%, to $62.1 million at December 31, 2012, from $30.1 million at December 31, 2011.  The increase resulted from net proceeds of $28.1 million from our initial public offering which closed on October 3, 2012, and net income of $3.6 million during the year ended 2012.  Net proceeds include gross proceeds of $31.9 million offset by an unearned ESOP contribution of $2.55 million and offering expenses of $1.3 million.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

General.  Net income increased to $3.6 million for the year ended December 31, 2012 from $3.5 million for the year ended December 31, 2011.  The increase reflected higher net interest income as well as higher other income, offset partially by higher other expense and an increase in our provision for loan losses during 2012.

Interest and Dividend Income.  Interest and dividend income increased $86,000, or 0.7%, to $11.7 million for 2012 from $11.7 million for 2011.  The increase reflected a $17.5 million increase in average interest-earning assets to $228.3 million for 2012 compared to $210.8 million for 2011, offset by a 39 basis point decrease in the average yield on interest-earning assets to 5.14% in 2012 from 5.53% in 2011.

Interest income on non-taxable investment securities increased $216,000, or 48.1%, to $665,000 for 2012 from $449,000 for 2011, reflecting an increase in the average balance of such securities to $17.6 million during 2012 from $10.9 million in 2011, offset in part by a decrease in the average yield on such securities to 3.79% in 2012 from 4.12% in 2011.  Interest income and fees on loans decreased $138,000, or 1.3%, for 2012 resulting from a 20 basis point decrease in the average yield on loans to 5.63% during 2012 from 5.83% in 2011, reflecting lower market interest rates.

Interest Expense.  Interest expense decreased $362,000, or 16.3%, to $1.9 million in 2012 from $2.2 million in 2011. The decrease reflected a 21 basis point decrease in the average rate paid on interest-bearing deposits and borrowings to 1.02% in 2012 from 1.23% in 2011, offset in part by a $1.7 million increase in the average balance of interest-bearing deposits and borrowings to $182.1 million in 2012 from $180.4 million in 2011.

Interest expense on interest-bearing deposits decreased $317,000, or 16.3%, to $1.6 million for 2012 from $1.9 million for 2011 as the average rate paid on these deposits decreased to 0.93% during 2012 from 1.21% during 2011, offset in part by a $14.2 million increase in the average balance of these deposits to $174.7 million for 2012 from $160.5 million for 2011.  Interest expense from borrowings decreased $45,000, or 16.6%, to $226,000 during 2012 from $271,000 during 2011, reflecting a significant decrease in the average balance of borrowings in 2012 to $7.5 million from $19.8 million during 2011, offset in part by higher rates paid on such borrowings to 3.02% from 1.37% year to year, reflecting a larger percentage of long-term borrowings during 2012 compared to 2011.

Net Interest Income.  Net interest income increased $448,000, or 4.8%, to $9.9 million for the year ended December 31, 2012 from $9.4 million for the year ended December 31, 2011.  The increase in our net interest income resulted from a $15.8 million increase in our average net interest earning assets to $46.2 million in 2012 from $30.4 million in 2011, which was offset in part by an 18 basis point decrease in our net interest rate spread to 4.12% for 2012 from 4.30% for 2011, and by a 15 basis point decrease in our net interest margin to 4.33% for 2012 from 4.48% for 2011.  The increase in our average net interest earning assets resulted primarily from the additional capital raised in the conversion stock offering and earnings which were reinvested in loans and other interest earning assets. The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 125.3% for 2012 from 116.9% for 2011.  The decreases in our net interest rate spread and net interest margin reflected the 39 basis point decrease in the average yield on our interest-earning assets which was only partially offset by a 21 basis point decrease in the average cost of our interest bearing liabilities.

Provision for Loan Losses.   Based on our analysis of the factors described in “Critical Accounting Policies-Allowance for Loan Losses,” we recorded a provision for loan losses of $830,000 for the year ended December 31, 2012, an increase of $150,000, or 22.1%, from the provision of $680,000 for the year ended December 31, 2011.  Our determination to increase our provision resulted in part from the $13.2 million, or 15.9%, increase in our agricultural real estate portfolio from December 31, 2011 to December 31, 2012, and the $7.0 million, or 15.0%, increase in our agricultural and commercial non-real estate portfolio from December 31, 2011 to December 31, 2012, primarily as a result of the increases in the costs of crop production inputs.  Additionally, in performing its analysis, management considered the continuing increases in the cost of agricultural real estate in our market area.  Furthermore, effective December 31, 2011, the federal government allowed a major ethanol subsidy to expire which could adversely impact the price of corn and thus, adversely impact our agricultural borrowers and the risks associated with these types of loans.

The provision for loan losses for the year ended December 31, 2012, reflected net recoveries of $94,000 compared to net charge-offs of $15,000 for the year ended December 31, 2011.  The allowance for loan losses was $4.9 million, or 2.3% of total loans, at December 31, 2012 compared to $4.0 million, or 2.1% of total loans, at December 31, 2011.  Total nonperforming loans were $293,000 at December 31, 2012 compared to $240,000 at December 31, 2011.  As a percentage of nonperforming loans, the allowance for loan losses was 1692.1% at December 31, 2012 compared to 1673.8% at December 31, 2011.

Other Income.  Other income increased $478,000, or 31.9%, to $2.0 million for the year ended December 31, 2012 from $1.5 million for the year ended December 31, 2011.  The increase in other income was due primarily to a $478,000 increase in gains on sales of mortgage loans to $778,000 for 2012 from $300,000 for 2011, reflecting continuing refinancing activity and management’s decision to continue to sell long-term, fixed-rate one- to four-family residential real estate loans in the current low interest rate environment.

Other Expense.  Other expense increased $584,000, or 10.9%, to $6.0 million for the year ended December 31, 2012, from $5.4 million for the year ended December 31, 2011.  The increase was due primarily to a $384,000 increase in salaries and employee benefits expense to $3.8 million for 2012 from $3.4 million for 2011, reflecting normal annual salary increases and payouts under our benefit plans, a $157,000 increase in professional and service fees to $211,000 for 2012 from $54,000 for 2011, reflecting additional costs associated with audits performed in preparation for conversion filings and a $55,000 increase in other expense reflecting normal expense increases, offset in part by a $26,000 decrease in federal deposit insurance premiums due to a change in how the premium is calculated, and a $27,000 decrease in core deposit intangible amortization.

Income Tax Expense.  The provision for income taxes was $1.4 million for 2012 compared to $1.4 million for 2011, reflecting a slight increase in pretax income.  Our effective tax rate was 28.4% for 2012 compared to 29.3% for 2011.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from our bank-owned life insurance.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  The following tables set forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. No tax equivalent yield adjustments have been made.  The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

Interest-earning assets:
Loans	$189,594	$10,683	5.63%	$185,521	$10,821	5.83%	$169,814	$10,417	6.13%
Securities – taxable	12,137	342	2.82	12,453	343	2.75	8,809	285	3.24
Securities – non-taxable	17,561	665	3.79	10,895	449	4.12	10,930	428	3.92
Other interest-earning assets	6,970	14	0.20	64	2	3.13	1,728	3	0.17
Federal Home Loan Bank of Topeka stock	2,050	39	1.90	1,824	42	2.30	1,627	39	2.40
Total interest-earning assets	228,312	11,743	5.14	210,757	11,657	5.53	192,908	11,172	5.79
Non-interest-earning assets	12,594			12,102			12,195
Total assets	$240,906			$222,859			$205,103

Interest-bearing liabilities:
Money market savings	40,426	277	0.69	32,773	301	0.92	28,032	360	1.28
Checking accounts	102,203	987	0.97	89,713	1,047	1.17	77,737	1,136	1.46
Certificates of deposit	32,040	365	1.14	38,054	598	1.57	42,415	863	2.03
Total interest-bearing deposits	174,669	1,629	0.93	160,540	1,946	1.21	148,184	2,359	1.59
Borrowings	7,479	226	3.02	19,818	271	1.37	20,046	760	3.79
Other liabilities
Total interest-bearing liabilities	182,148	1,855	1.02	180,358	2,217	1.23	168,230	3,119	1.85
Non-interest-bearing deposits	17,645			12,156			9,997
Other non-interest bearing liabilities	5,179			1,951			1,836
Total liabilities	204,972			194,465			180,063
Stockholders’ Equity	35,934			28,394			25,040
Total liabilities and stockholders’ equity	$240,906			$222,859			$205,103

Net interest income		$9,888			$9,440			$8,053
Net interest rate spread (1)			4.12%			4.30%			3.94%
Net interest-earning assets (2)	$46,164			$30,399			$24,678
Net interest margin (3)			4.33%			4.48%			4.17%
Average of interest-earning assets to interest-bearing liabilities	125.34%			116.85%			114.67%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease)		Total	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$234	$(372)	$(138)	$931	$(527)	$404	$1,115	(326)	$789
Securities - taxable	(9)	8	(1)	106	48	58	(183)	(118)	(301)
Securities – non-taxable	255	(39)	216	(1)	22	21	37	(10)	27
Other interest-earning assets	16	(4)	12	(5)	4	(1)	(4)	1	(3)
Federal Home Loan Bank of Topeka stock	5	(8)	(3)	5	(2)	3	4	3	7

Total interest-earning assets	501	(415)	86	1,036	(551)	485	969	(450)	519

Interest-bearing liabilities:
Money market savings	135	(195)	(60)	54	(113)	(59)	45	(64)	(19)
Checking accounts	62	(86)	(24)	158	(247)	(89)	177	(68)	109
Certificates of deposit	(85)	(148)	(233)	(83)	(182)	(265)	(158)	(339)	(497)
Total deposits	112	(429)	(317)	129	(542)	(413)	64	(471)	(407)

Borrowings	(238)	193	(45)	(9)	(480)	(489)	(5)	(131)	(136)

Total interest-bearing liabilities	(126)	(236)	(362)	(120)	(1,022)	(902)	59	(602)	(543)

Change in net interest income	$627	$(179)	$448	$916	$471	$1,387	$910	$152	$1,062

Management of Market Risk

General.  Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.  Our board of directors has established an ALCO/Executive Committee which is comprised of our President and Chief Executive Officer, our Senior Vice President and our Chief Financial Officer, that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Management has implemented an asset/liability strategy to manage our interest rate risk, subject to our profitability goals.  Among the techniques we are currently using to manage interest rate risk are:

1)
originating agricultural and commercial non-real estate loans and commercial and multi-family real estate loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing demand deposit accounts;

2)	selling conforming fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years;

3)	reducing our dependence on the acquisition of certificates of deposits and wholesale funding to support lending and investment activity;

4)	investing in shorter- to medium-term investment securities; and

5)
increasing other income as a percentage of total income through loan servicing income, insurance commissions received from our insurance agency subsidiary and service charges and ATM and debit card fees.

Net Portfolio Value.  The Office of the Comptroller of Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Previously, the Office of Thrift Supervision provided all institutions that filed a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value.   Institutions are now required to develop their own rate sensitivity analysis report, or contract with a third-party vendor who specializes in the analysis of interest rate risk analysis.  The model utilized by the Madison County Bank is a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases or decreases of 100 to 300 basis points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column below.

The table below sets forth, as of December 31, 2012, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2012
				NPV as a Percentage of Present
				Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV			(Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$52,404	$(13,266)	(20.20)%	20.50%	(280)
+200	56,417	(9,253)	(14.09)	21.37	(192)
+100	60,480	(5,191)	(7.90)	22.18	(111)
0	65,671	―	―	23.29	―
-100	69,967	4,297	6.54	24.12	83

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2012, in the event of a 200 basis point increase in interest rates, we would experience a 14.09% decrease in net portfolio value.  In the event of a 100 basis point decrease in interest rates, we would experience a 6.54% increase in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value.  Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities.  Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

Our cash flows are derived primarily from three sources:  cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.5 million for 2012.  Net cash used in investing activities was $27.5 million, which resulted primarily from a net $19.0 million increase in loans from December 31, 2011 to December 31, 2012.  In addition, purchases of certificates of deposit and investment securities outpaced maturities by $9.8 million.  Net cash provided by financing activities was $23.5 million, which resulted primarily from net proceeds of $28.1 million received in the stock conversion and an increase in deposits of $16.0 million.  The conversion proceeds and cash provided from deposits were in part offset by the repayment of $20.1million of short-term borrowings.

At December 31, 2012, we exceeded all of our regulatory capital requirements.  Our Tier 1 (core) capital level was $46.9 million, or 18.2% of risk-weighted assets, which is above the required level of $10.3 million, or 4.0% of risk-weighted assets.  Our total risk-based capital was $50.2 million, or 19.4% of risk-weighted assets, which is above the required level of $20.7 million, or 8.0% of risk-weighted assets.  In addition, Tier 1 capital to average assets was 17.7%, which is substantially above regulatory requirements. Accordingly Madison County Bank was categorized as well capitalized at December 31, 2012. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2012, we had outstanding commitments to originate loans of $11.0 million and lines of credit of $29.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature one year or less from December 31, 2012 totaled $20.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit risk, interest rate risk and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

We sell one- to four-family residential real estate loans with recourse to the FHLB-Topeka under the Mortgage Partnership Finance Program.  We are obligated to repurchase certain loans sold that become delinquent as defined by the agreement.  At December 31, 2012 and 2011, these obligations were approximately $3.5 million and $2.0 million, respectively, and at December 31, 2012, the Bank had a reserve of $40,000.

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 9 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this Annual Report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 16 of the notes to our consolidated financial statements beginning on page F-1 of this Annual Report.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)           Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Madison County Financial, Inc.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

           Madison County Financial, Inc. has adopted a Code of Ethics that applies to Madison County Financial, Inc.’s principal executive officer, principal financial officer and all other employees and directors.  The Code of Ethics is available on our website at www.madisoncountybank.com.

Information concerning directors and executive officers of Madison County Financial, Inc. is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.	Executive Compensation

           Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           Information concerning security ownership of certain owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

           Information concerning relationships, transactions and director independence is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Auditor.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2012 and 2011;

(C)	Consolidated Statements of Income for the years ended December 31, 2012, 2011;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Madison County Financial, Inc. *
3.2	Bylaws of Madison County Financial, Inc. *
4	Form of Common Stock Certificate of Madison County Financial, Inc. *
10.1	Employment Agreement between Madison County Bank and David J. Warnemunde
10.2	Employment Agreement between Madison County Bank and Daniel A. Fullner
10.3	Salary Continuation Agreement between Madison County Bank and David J. Warnemunde*
10.4	Salary Continuation Agreement between Madison County Bank and Daniel A. Fullner*
10.5	Salary Continuation Agreement between Madison County Bank and Brenda L. Borchers*
10.6	Director Deferred Fee Agreement between Madison County Bank and David J. Warnemunde*
10.7	Director Deferred Fee Agreement between Madison County Bank and Ivan J. Beller*
10.8	Director Deferred Fee Agreement between Madison County Bank and Warren R. Blank*
10.9	Director Deferred Fee Agreement between Madison County Bank and Jon M. Moyer*
10.10	Director Deferred Fee Agreement between Madison County Bank and Daniel L. Tunink*
10.11	Director Deferred Fee Agreement between Madison County Bank and David D. Warnemunde*
10.12	Madison County Bank Employee Stock Ownership Plan*
21	Subsidiaries of Registrant
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-181070), initially filed with the SEC on May 1, 2012.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison County Financial, Inc.

Date: March 28, 2013	By:	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David J. Warnemunde	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013
David J. Warnemunde

/s/ Brenda L. Borchers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2013
Brenda L. Borchers

/s/ Jon Moyer	Director	March 28, 2013
Jon Moyer

/s/ David D. Warnemunde	Director	March 28, 2013
David D. Warnemunde

/s/ Daniel Tunink	Director	March 28, 2013
Daniel Tunink

/s/ Ivan J. Beller	Director	March 28, 2013
Ivan J. Beller

/s/ Warren R. Blank	Director	March 28, 2013
Warren R. Blank

EXHIBIT INDEX

3.1	Articles of Incorporation of Madison County Financial, Inc. *
3.2	Bylaws of Madison County Financial, Inc. *
4	Form of Common Stock Certificate of Madison County Financial, Inc. *
10.1	Employment Agreement between Madison County Bank and David J. Warnemunde
10.2	Employment Agreement between Madison County Bank and Daniel A. Fullner
10.3	Salary Continuation Agreement between Madison County Bank and David J. Warnemunde*
10.4	Salary Continuation Agreement between Madison County Bank and Daniel A. Fullner*
10.5	Salary Continuation Agreement between Madison County Bank and Brenda L. Borchers*
10.6	Director Deferred Fee Agreement between Madison County Bank and David J. Warnemunde*
10.7	Director Deferred Fee Agreement between Madison County Bank and Ivan J. Beller*
10.8	Director Deferred Fee Agreement between Madison County Bank and Warren R. Blank*
10.9	Director Deferred Fee Agreement between Madison County Bank and Jon M. Moyer*
10.10	Director Deferred Fee Agreement between Madison County Bank and Daniel L. Tunink*
10.11	Director Deferred Fee Agreement between Madison County Bank and David D. Warnemunde*
10.12	Madison County Bank Employee Stock Ownership Plan*
21	Subsidiaries of Registrant
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-181070), initially filed with the SEC on May 1, 2012.

Madison County Financial Inc.

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors
Madison County Financial, Inc.
Madison, Nebraska

We have audited the accompanying consolidated balance sheets of Madison County Financial, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison County Financial, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, llp

Indianapolis, Indiana
March 28, 2013

Madison County Financial, Inc.

Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in Thousands)

	December 31,
	2012	2011

Assets
Cash and due from banks	$5,647	$6,449
Interest-earning demand accounts	2,271	8
Cash and cash equivalents	7,918	6,457
Certificates of deposit	1,500	250
Investment securities
Available for sale, at fair value	8,982	10,228
Held to maturity, at amortized cost (fair value of $25,630 and $15,854, respectively)	25,026	15,402
Loans held for sale	159	621
Loans receivable, net of allowance for losses of $4,941 and $4,017, respectively	207,157	188,953
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	2,076	2,037
Premises and equipment, net	2,274	2,540
Bank-owned life insurance (“BOLI”)	4,598	4,444
Accrued interest receivable	3,845	4,141
Core deposit intangible	810	989
Goodwill	481	481
Other assets	2,431	2,125

Total assets	$267,257	$238,668

Liabilities and Equity

Liabilities
Deposits	$195,187	$179,211
Borrowings	6,300	26,900
Accrued interest payable	106	165
Other liabilities	3,600	2,261
Total liabilities	205,193	208,537

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding - 3,193,054	32	-
Additional paid in capital	30,693	-
Unearned employee stock ownership plan (ESOP)	(2,452)	-
Retained earnings	33,530	29,900
Accumulated other comprehensive income	261	231
Total stockholders’ equity	62,064	30,131

Total liabilities and equity	$267,257	$238,668

See notes to consolidated financial statements.

Madison County Financial, Inc.

Consolidated Statements of Income
Years Ended December 31, 2012 and 2011
(Dollars in Thousands)

	Years Ended December 31,
	2012	2011

Interest and Dividend Income
Loans receivable, including fees	$10,683	$10,821
Investment securities - taxable	342	343
Investment securities - non-taxable	665	449
Other	53	44
Total interest income	11,743	11,657

Interest Expense
Deposits	1,629	1,946
Borrowings	226	271
Total interest expense	1,855	2,217

Net interest income	9,888	9,440
Provision for loan losses	830	680

Net Interest Income After Provision for Loan Losses	9,058	8,760

Other Income
Service charges on deposit accounts	189	209
ATM and credit card fees	131	122
Loan servicing income, net	159	127
Gain on sale of loans	778	300
Net realized gains (losses) on sales of investment securities	(29)	9
Increase in surrender value of life insurance	154	165
Insurance commission income	417	447
Other income	177	119
Total other income	1,976	1,498

Other Expense
Salaries and employee benefits	3,807	3,423
Director fees and benefits	123	100
Net occupancy	482	480
Data processing fees	176	170
Professional fees	211	54
Advertising	99	96
Supplies	143	136
FDIC inurance premiums	117	143
Core deposit intangible amortization	179	206
Other expense	625	570
Total other expense	5,962	5,378

Income Before Income Tax Expense	5,072	4,880
Income tax expense	1,442	1,431
Net Income	$3,630	$3,449

Earnings Per Share:
Basic	$0.84	N/A
Diluted	$0.84	N/A

See notes to consolidated financial statements.

Madison County Financial, Inc.

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2012 and 2011
(Dollars in Thousands)

	Years Ended December 31,
	2012	2011

Net Income	$3,630	$3,449

Other Comprehensive Income
Unrealized gains on available-for-sale securities, net of taxes of $6 and $74, for 2012 and 2011, respectively	11	144
Less: reclassification adjustment for realized gains (losses) included in net income, net of taxes of ($10) and $3 for 2012 and 2011, respectively	(19)	6

	30	138

Comprehensive Income	$3,660	$3,587

See notes to consolidated financial statements.

Madison County Financial, Inc.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2012 and 2011
(Dollars in Thousands)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income	Equity

Balance, January 1, 2011	-	$-	$-	$-	$26,451	$93	$26,544

Net income					3,449		3,449
Other comprehensive income						138	138

Balance, December 31, 2011	-	-	-	-	29,900	231	30,131

Net income					3,630		3,630
Other comprehensive income						30	30
Issuance of common stock, net of offering costs	3,193,054	32	30,645				30,677
Unearned ESOP shares				(2,554)			(2,554)
ESOP shares earned			48	102			150

Balance, December 31, 2012	3,193,054	$32	$30,693	$(2,452)	$33,530	$261	$62,064

See notes to consolidated financial statements.

Madison County Financial, Inc.

Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011
(Dollars in Thousands)

	Years Ended December 31,
	2012	2011

Operating activities
Net income	$3,630	$3,449
Items not requiring cash:
Provision for loan losses	830	680
Depreciation and amortization	212	221
Deferred income taxes	(391)	(329)
Investment securities amortization, net	19	23
Investment securities (gains) losses	29	(9)
Core deposit intangible amortization	179	206
Loans originated for sale in the secondary market	(32,478)	(18,206)
Proceeds from loan sales in the secondary market	33,718	18,245
Gain on loans sold	(778)	(300)
Increase in surrender value of life insurance	(154)	(165)
Net change in:
Accrued interest receivable	296	(589)
Accrued interest payable	(59)	(39)
Other adjustments	400	92
Net cash provided by operating activities	5,453	3,279

Investing activities
Net change in certificates of deposit	(1,250)	(250)
Purchases of investment securities available for sale	(7,362)	(10,945)
Proceeds from maturities of investment securities available for sale	9,100	8,405
Purchases of investment securities held to maturity	(10,254)	(5,589)
Proceeds from maturities of investment securities held to maturity	1,255	1,750
Purchases of Stock in FHLB of Topeka, net	-	(341)
Net change in loans receivable	(19,034)	(7,785)
Purchases of premises and equipment	(61)	(142)
Other investing activities	115	-
Net cash used in investing activities	(27,491)	(14,897)

Financing activities
Net change in checking and money market savings accounts	23,149	22,903
Net change in certificates of deposit	(7,173)	(4,495)
Net change in short-term borrowings	(20,100)	(1,955)
Proceeds from FHLB advances	-	1,100
Repayment of FHLB advances	(500)	(2,000)
Net proceeds from stock conversion	28,123	-
Net cash provided by financing activities	23,499	15,553

Net Change in Cash and Cash Equivalents	1,461	3,935

Cash and Cash Equivalents, Beginning of Period	6,457	2,522

Cash and Cash Equivalents, End of Period	$7,918	$6,457

Additional Cash Flows Information:
Interest paid	$1,914	$2,256
Taxes paid	1,852	1,847

See notes to consolidated financial statements.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Madison County Bank (the “Bank”), a wholly owned subsidiary of Madison County Financial, Inc. (the “Company”), is a federal stock savings bank primary engaged in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Madison, Nebraska.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulation of the Federal Reserve Board and the Bank is subject to the regulation of the Office of the Comptroller of the Currency (“OCC”) and both undergo periodic examinations by such authority.

On October 3, 2012, Madison County Holding Company, MHC, (the “MHC), the Bank’s former mutual holding company, consummated its mutual to stock conversion (“Conversion”) and the related initial public stock offering of Madison County Financial, Inc. which, upon consummation of the Conversion, became the savings and loan holding company of the Bank.  As part of the Conversion and offering, the Company issued and sold shares of its capital stock to eligible depositors of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that was conducted by an independent appraisal firm. At December 31, 2011, the Conversion had not yet been consummated; and accordingly, the information contained in these financial statements at and for the year ended December 31, 2011, is for that of the MHC on a consolidated basis with the Bank.  See Note 15 for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair values of financial instruments.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2012 and 2011, cash equivalents consisted primarily of interest earning demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank.  The reserves required at December 31, 2012 and December 31, 2011, were $3 and $40, respectively.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts December 31, 2011 through December 31, 2012, at all FDIC-insured institutions.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250.  At December 31, 2012, the Company’s cash and cash equivalent noninterest-bearing accounts at commercial banks were federally insured.  Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to $250 FDIC insurance limit per covered institution. At December 31, 2012, cash and cash equivalents of $2,270 held at the Federal Home Loan Bank and $37 held at the Federal Reserve Bank, were not federally insured.

Certificates of Deposit

Certificates of deposit are carried at cost and mature within one to three years.

Investment Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are investment securities classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to sell or whether it would be more-likely-than-not required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income upon sale of the loan.

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

For all loan portfolio segments, the Company promptly charges-off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

For all loan classes, interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the years ended December 31, 2012 and 2011.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including available sources of cash flows.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for non-homogenous type loans such as commercial, non-owner residential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

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

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Premises and Equipment

Premises and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method for premises and the declining balance method for equipment based principally on the estimated useful lives of the assets.  Estimated useful lives are seven to 40 years for buildings and improvements, five to 15 years for furniture and equipment, five years for automobiles and three years for software.   Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Gains and losses on dispositions are included in current operations.

Stock in Federal Home Loan Bank of Topeka

Federal Home Loan Bank of Topeka stock is a required investment for institutions in our market area that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

Management periodically evaluates the FHLB stock for impairment.  Determination of whether the FHLB stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value.  The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLB and the length of time this situation has persisted; the ability of the FHLB to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLB.  Management believes that no impairment charge on FHLB of Topeka stock is necessary at December 31, 2012.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.  There were no foreclosed assets held for sale at December 31, 2012 or 2011.

Bank-Owned Life insurance

Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in noninterest income on the consolidated statements of income and are not subject to income taxes.

Goodwill

Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

Intangible Assets

Intangible assets are being amortized on an accelerated basis over a period of 15 years.  Such assets are periodically evaluated as to the recoverability of their carrying value.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes).  The income tax accounting guidance results in two components of income tax expense:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiaries.

Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during each period.  Diluted earnings per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding.  The Company had no outstanding options during 2012 and 2011.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes.  Other comprehensive income and accumulated other comprehensive income consist entirely of unrealized appreciation (depreciation) on available-for-sale investment securities.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial lines and letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Management estimates losses on off-balance-sheet credit instruments using the same methodology as for portfolio loans.  Additions to the allowance for losses on off-balance-sheet credit instruments are made by charges to the provision for losses and credits to other liabilities in the Company’s consolidated balance sheet.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Current Economic Conditions

The current protracted economic decline continues to present financial institutions with difficult circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

At December 31, 2012, the Company held $53,611 in agricultural and commercial non-real estate loans and $96,569 in agricultural real estate loans primarily in Madison County, Nebraska and surrounding counties.  Values for agricultural real estate in this market are currently increasing but are subject to change based on factors impacting the agricultural industry.  Changes in values could significantly affect the repayment ability for many agricultural loan customers.

At December 31, 2012, the Company held approximately $21,205 in commercial and multi-family real estate loans.  In the Company’s market area, the value of non-agricultural commercial real estate has, over the past year, begun to rebound, but remains below values in 2008.  Such properties are not quickly liquidated and remain on the market for periods of up to one year or more before sold.

The accompanying consolidated financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the consolidated financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.  Furthermore, the OCC or FRB could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company’s measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective action.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 2:	Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	December 31, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	8,086	408	(12)	8,482
Total available for sale	8,586	408	(12)	8,982

Held to maturity:
Federal agencies	498	10	-	508
State and municipal	24,528	600	(6)	25,122
Total held to maturity	25,026	610	(6)	25,630

Total investment securities	$33,612	$1,018	$(18)	$34,612

	December 31, 2011
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:	$499	$2	$-	$501
U.S. Treasuries	9,379	365	(17)	9,727
Federal agencies	9,878	367	(17)	10,228
Total available for sale

Held to maturity:
Federal agencies	493	33	-	526
State and municipal	14,909	421	(2)	15,328
Total held to maturity	15,402	454	(2)	15,854

Total investment securities	$25,280	$821	$(19)	$26,082

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$1,350	$1,354	$2,218	$2,231
After one through five years	1,721	1,872	2,740	2,786
After five through ten years	3,211	3,453	3,115	3,194
After ten years	2,304	2,303	16,953	17,419
	$8,586	$8,982	$25,026	$25,630

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,673 at December 31, 2012 and $6,119 at December 31, 2011.

There were no sales of investment securities available for sale for the years ended December 31, 2012 and 2011.  The Company recorded net losses of $29 and net gains of $9 for the years ended December 31, 2012 and 2011, respectively, on called investment securities.

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at December 31, 2012 and 2011 was $3,163 and $2,227, which is approximately 9% and 9%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these investment securities are temporary.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses at December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	losses	Value	losses

Available for sale-Federal agencies	$1,807	$(3)	$259	$(9)	$2,066	$(12)
Held to maturity-State and municipal	1,047	(5)	50	(1)	1,097	(6)
	$2,854	$(8)	$309	$(10)	$3,163	$(18)

Investment securities with unrealized losses at December 31, 2011 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	losses	Value	losses

Available for sale-Federal agencies	$1,885	$(17)	$-	$-	$1,885	$(17)
Held to maturity-State and municipal	342	(2)	-	-	342	(2)
	$2,227	$(19)	$-	$-	$2,227	$(19)

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 3:	Loans Receivable and Allowance for Losses

Categories of loans receivable include:

	December 31,
	2012	2011

Real estate:
Agricultural	$96,569	$83,347
Commercial and multi-family	21,205	21,037
One- to four-family residential	35,964	37,414
Agricultural and commercial non-real estate	53,611	46,620
Consumer	4,749	4,552
	212,098	192,970
Less
Allowance for losses	4,941	4,017
	$207,157	$188,953

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

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

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

Residential Real Estate and Consumer

Residential real estate and consumer loans consist of two segments - residential mortgage loans and personal loans.  For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded.  Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets, such as automobiles or recreational vehicles.  Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The following presents by portfolio segment, the activity in the allowance for loan losses for the year ended December 31, 2012 and the recorded investment in loans and impairment method as of  December 31, 2012:
	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
Year Ended December 31, 2012:	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Allowance for Loan Losses:
Balance, beginning of period	$1,579	$556	$818	$984	$80	$4,017
Provision for loan losses	935	(100)	(374)	353	16	830
Loans charged to the allowance	-	-	-	-	(3)	(3)
Recoveries of loans previously charged off	71	-	23	-	3	97

Balance, end of period	$2,585	$456	$467	$1,337	$96	$4,941
Ending balance: individually evaluated for impairment	$-	$-	$45	$-	$-	$45
Ending balance: collectively evaluated for impairment	$2,585	$456	$422	$1,337	$96	$4,896

At December 31, 2012:

Loans:
Ending balance	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098
Ending balance individually evaluated for impairment	$-	$-	$82	$-	$-	$82
Ending balance collectively evaluated for impairment	$96,569	$21,205	$35,882	$53,611	$4,749	$212,016

The following presents by portfolio segment, the activity in the allowance for loan losses for the year ended December 31, 2011 and the recorded investment in loans and impairment method as of December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
Year Ended December 31, 2011:	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Allowance for Loan Losses:
Balance, beginning of period	$1,448	$496	$580	$720	$108	$3,352
Provision for loan losses	124	60	260	264	(28)	680
Loans charged to the allowance	-	-	(22)	-	-	(22)
Recoveries of loans previously charged off	7	-	-	-	-	7

Balance, end of period	$1,579	$556	$818	$984	$80	$4,017
Ending balance: individually evaluated for impairment	$-	$-	$50	$-	$-	$50
Ending balance: collectively evaluated for impairment	$1,579	$556	$768	$984	$80	$3,967

At December 31, 2011:

Loans:
Ending balance	$83,347	$21,037	$37,414	$46,620	$4,552	$192,970
Ending balance individually evaluated for impairment	$-	$-	$64	$-	$-	$64
Ending balance collectively evaluated for impairment	$83,347	$21,037	$37,350	$46,620	$4,552	$192,906

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Pass	$96,444	$21,205	$35,290	$53,546	$4,747	$211,232
Special Mention	-	-	557	65	-	622
Substandard	125	-	117	-	2	244
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098

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

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

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

The Company evaluates the loan grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
Past Due:
30-59 days	$161	$162	$282	$30	$2	$637
60-89 days	-	-	233	-	-	233
90 days or more	-	-	144	-	2	146
Total past due	161	162	659	30	4	1,016
Current	96,408	21,043	35,305	53,581	4,745	211,082

Total loans	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098

Nonaccrual loans	$126	$	$84	$	$4	$214
Loans past due 90 days and still accruing	-	-	79	-	-	79

	$126	$-	$163	$-	$4	$293

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
Past Due:
30-59 days	$111	$-	$169	$36	$32	$348
60-89 days	-	9	289	96	3	397
90 days or more	-	-	16	-	1	17
Total past due	111	9	474	132	36	762
Current	83,236	21,028	36,940	46,488	4,516	192,208

Total loans	$83,347	$21,037	$37,414	$46,620	$4,552	$192,970

Nonaccrual loans	$129	$-	$93	$1	$-	$223
Loans past due 90 days and still accruing	-	-	16	-	1	17

	$129	$-	$109	$1	$1	$240

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

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$-	$82	$-	$-	$82
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$82	$-	$-	$82

Unpaid principal balance of impaired loans	$-	$-	$82	$-	$-	$82
Allowance for loan losses on impaired loans	-	-	45	-	-	45
Average recorded investment in impaired loans	-	-	49	-	-	49

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2011:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$-	$64	$-	$-	$64
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$64	$-	$-	$64

Unpaid principal balance of impaired loans	$-	$-	$64	$-	$-	$64
Allowance for loan losses on impaired loans	-	-	50	-	-	50
Average recorded investment in impaired loans	-	-	48	-	-	48

Interest income of $4 and $4 was recognized on impaired loans for the years ended December 31, 2012 and 2011.

There were no troubled debt restructurings during the years ended December 31, 2012 or 2011.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $56,720 and $40,604 at December 31, 2012 and 2011, respectively.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2012	2011

Land	$339	341
Buildings and improvements	3,353	3,466
Furniture and equipment	1,786	1,776
Automobiles	72	69
Software	280	289
	5,830	5,941
Less accumulated depreciation	3,556	3,401
	$2,274	2,540

Note 5:	Goodwill and Core Deposit Intangible

Goodwill was recognized in connection with the acquisition of First Capital Investment Company, Inc., the parent company of First National Bank of Albion, in November 2005.  Under FASB ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually or more frequently, if necessary.

As a result, goodwill was not impaired at either December 31, 2012 or 2011.

The gross carrying value and accumulated amortization of the core deposit intangibles related to the acquisition of First National Bank of Albion is presented below:

	December 31,
	2012	2011

Core deposit intangible	$3,094	$3,094
Accumulated depreciation	(2,284)	(2,105)
	$810	$989

The core deposit intangible is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Amortization expense on core deposit intangibles for the years ended December 31, 2012 and 2011 was $179 and $206, respectively.

Estimated amortization expense on core deposit intangibles for the next five years is as follows:

2013	$156
2014	136
2015	119
2016	104
2017	91

Note 6:	Deposits

	December 31,
	2012	2011

Non-interest bearing checking	$17,167	$15,633
Interest-bearing checking	108,756	93,133
Money market savings	40,989	34,997
Certificates and other time deposits of $100 or more	5,614	9,070
Other certificates and time deposits	22,661	26,378
Total deposits	$195,187	$179,211

At December 31, 2012, the scheduled maturities of time deposits are as follows:

2013	$20,514
2014	5,337
2015	1,250
2016	666
2017	508
$28,275

There were no brokered deposits at December 31, 2012 or 2011.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 7:	Borrowings

	December 31,
	2012	2011

Federal Home Loan Bank line of credit	$-	$13,100
Federal Reserve Bank (FRB) borrowings	-	7,000
Federal Home Loan Bank advances	6,300	6,800

Total borrowings	$6,300	$26,900

The Company has a line of credit with at the FHLB of Topeka which expires December 20, 2013.  The line of credit accrues interest at a variable rate (.23% at December 31, 2012).  The maximum credit available is based on certain criteria including a percentage of assets limitation and an available collateral limitation.  Based on the statement received from the FHLB of Topeka, the additional borrowing capacity at December 31, 2012 was $48,416.  The Company had no balance outstanding at December 31, 2012.

The Company has an unsecured line with another financial institution to purchase overnight federal funds.  The maximum amount of the established line is $15,570 and matures on May 31, 2013.  The line is subject to quarterly review as well as annual renewal, and terms may be altered in the event of a significant change in the Company’s financial condition.  The Company had no federal funds outstanding at December 31, 2012.

The Company has a line of credit with the FRB to obtain advances which matures on January 31, 2013.  FRB advances are secured by loans totaling $22,984 at December 31, 2012.  The maximum credit available from the FRB, including amounts approved for seasonal borrowing at December 31, 2012, is $10,020 and is subject to an annual approval process and certain other restrictions.  The Company had no advances at December 31, 2012.

FHLB advances, at interest rates from 1.37 percent to 4.54 percent at December 31, 2012, are subject to restrictions or penalties in the event of prepayment.  FHLB advances and the line of credit are secured by a blanket lien on mortgage loans totaling $97,499 at December 31, 2012.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2011 and 2011
(Dollars in Thousands)

Maturities of FHLB advances were as follows at December 31, 2012:

2013	$300
2014	-
2015	4,400
2016	200
2017	400
Thereafter	1,000
$6,300

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction.  With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2009.

	Years Ended December 31,
	2012	2011

Income tax expense:
Currently payable - Federal	$1,833	$1,760
Deferred - Federal	(391)	(329)
	$1,442	$1,431

Reconciliation of Federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,725	$1,661
Tax-exempt income	(228)	(168)
Cash surrender value of life insurance	(53)	(53)
Other	(2)	(9)
Actual tax expense	$1,442	$1,431

Effective tax rate	28.4%	29.3%

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	December 31,
	2012	2011

Assets:
Allowance for loan losses	$1,599	$1,317
Deferred compensation	475	418
Other	88	84
Total assets	2,162	1,819

Liabilities
Core deposit intangible	275	336
Stock in FHLB of Topeka	165	151
Prepaid expense	176	154
Depreciation	89	112
Securities available for sale	135	119
Total liabilities	840	872

	$1,322	$947

Retained earnings at December 31, 2012 and 2011 include approximately $750 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $255.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 9:	Commitments and Contingencies

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit, lines of credit and letters of credit, which are not included in the accompanying consolidated financial statements.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, lines of credit and letters of credit is represented by the contractual or notional amount of those instruments.  The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Financial instruments whose contract amount represents credit risk as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011

Commitments to extend credit	$10,975	$8,724
Lines of credit, primarily commercial	29,904	23,553
Commercial letters of credit	897	325

Commitments to extend credit and lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract and a majority of such commitments are contractually discretionary at the discretion of the Company.  These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commercial letters of credit and a large amount of the lines of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation.  Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The Company sells residential loans with limited recourse to the FHLB of Topeka under the Mortgage Partnership Finance program.  The Company is obligated to repurchase certain loans sold that become delinquent as defined by the agreement.  At December 31, 2012 and 2011, these obligations were approximately $3,510 and $1,959.  Based upon a favorable payment history, the Company does not anticipate any significant losses on these residential loans under the agreement.  Based on historical loss history and qualitative considerations, a reserve was established in 2012 and has a balance of $40 at December 31, 2012.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 10:	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012 and 2011, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:
Total capital (to risk weighted assets)	$50,196	19.44%	20,653	8.00%	25,816	10.00%
Tier 1 capital (to risk weighted assets)	46,948	18.19%	10,327	4.00%	15,490	6.00%
Tier 1 capital (to average assets)	46,948	17.66%	7,976	3.00%	13,294	5.00%

As of December 31, 2011:
Total capital (to risk weighted assets)	$31,103	14.52%	17,142	8.00%	21,427	10.00%
Tier 1 capital (to risk weighted assets)	28,409	13.26%	8,571	4.00%	12,856	6.00%
Tier 1 capital (to average assets)	28,409	11.98%	7,113	3.00%	11,855	5.00%

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  At December 31, 2012, approximately $7,117 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation, subject to limitations prescribed by law.  The Company contributes 3% of the employee’s compensation.  Employer contributions charged to expense was $93 and $76 for the years ended December 31, 2012 and 2011, respectively.

The Company has a salary continuation plan for the benefit of certain executive officers.  The Bank is funding the agreement with variable rate life insurance policies.  The recorded obligation of $1,162 and $1,021 at December 31, 2012 and 2011, respectively, is included in other liabilities.  Expense of $141 and $130 was recorded for the years ended December 31, 2012 and 2011, respectively.  There were no payments made during the years ended December 31, 2012 and 2011, respectively.

In addition, the Company has a deferred compensation plan for the directors of the Company.  The recorded obligation of $235 and $208 at December 31, 2012 and 2011, respectively, is included in other liabilities.  Expense of $27 and $25 was recorded for the years ended December 31, 2012 and 2011, respectively.

The Company has also entered into employment and change in control agreements with certain officers that provide for the severance payments and the continuation of certain benefits for a specified period of time under certain conditions.  Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.  In the event of involuntary termination, subject to certain criteria, the officer is entitled to payment of base salary and certain benefits for the remaining term of the employment agreement, but in no event for a period of less than 12 months following the date of termination.  The severance payments under these agreements are generally 2.99 times the base salary of the officer in the event of a change in control.

As part of the conversion, the Bank established an Employee Stock Ownership Plan (ESOP) covering substantially all employees.  The ESOP acquired 255,444 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company.  Accordingly, $2,554 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity.  Shares are released to participants proportionately as the loan is repaid.  Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors, are made to the ESOP.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The ESOP shares as of December 31, 2012, were as follows:

December 31,
2012

Allocated shares	10,218
Unearned shares	245,226

Total ESOP shares	255,444

Fair value of unearned shares at December 31, 2012	$4,022

At December 31, 2012, the fair value of the 10,218 allocated shares held by the ESOP is $168.

Note 12:	Earnings Per Share

Earnings per share (EPS) were computed as follows:

2012

Net income (1)	$646
Shares outstanding for basic EPS (1):
Average shares outstanding	785
Less: Average Unearned ESOP Shares	18
Shares outstanding for basic EPS	767

Additional dilutive shares	-

Share outstanding for diluted EPS	767

Basic earnings per share	$0.84
Diluted earnings per share	$0.84

(1)  Calculated from October 3, 2012, the effective date of the conversion and stock offering to the end of the period.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 13:	Related Party Transactions

The Company has entered into transactions with certain directors, executive officers and their affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties at December 31, 2012 and 2011 was $687 and $482, net of loans sold of $602 and $589, respectively.  Deposits from related parties held by the Company at December 31, 2012 and 2011 totaled $945 and $1,972, respectively.

Note 14:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

The following is a description of the valuation methodologies and inputs used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions.  Additionally, matrix pricing is used for certain investment securities and is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  Level 1 securities include U. S. Treasuries.  Level 2 securities include federal agencies.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at  December 31, 2012 and 2011:

	December 31, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	8,482	-	8,482	-
	$8,982	$500	$8,482	$-

	December 31, 2011
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
U.S. Treasuries	$501	$501	$-	$-
Federal agencies	9,727	-	9,727	-
	$10,228	$501	$9,727	$-

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2012

Impaired loans	$37	$-	$-	$37

December 31, 2011

Impaired loans	$14	$-	$-	$14

Collateral-dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by the Loan Committee.  Appraisals are reviewed for accuracy and consistency by the Loan Committee.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by the Loan Committee by comparison to historical results.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral-dependent impaired loans	$37	Market comparable properties	Marketability discount	10%

Cash and Cash Equivalents, Certificates of Deposit, Federal Home Loan Bank Stock, Accrued Interest Receivable and Accrued Interest Payable

The carrying amount approximates fair value.

Held-to-maturity Securities

Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Loans Held for Sale

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

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Financial assets:
Cash and cash equivalents	$7,918	$7,918	$-	$-
Certificates of deposit	1,500	1,500	-	-
Held to maturity investment securities	25,026	-	25,630	-
Loans held for sale	159	-	159	-
Loans, net	207,157	-	-	220,196
Stock in Federal Home Loan Bank of Topeka	2,076	-	2,076	-
Accrued interest receivable	3,845	-	3,845	-

Financial liabilities:
Deposits	195,187	166,912	-	28,497
Borrowings	6,300	-	6,617	-
Accrued interest payable	106	-	106	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2011.

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$6,457	$6,457
Certificates of deposit	250	250
Held to maturity investment securities	15,402	15,854
Loans held for sale	621	621
Loans, net	188,953	198,499
Stock in Federal Home Loan Bank of Topeka	2,037	2,037
Accrued interest receivable	4,141	4,141

Financial liabilities:
Deposits	179,211	179,709
Borrowings	26,900	26,324
Accrued interest payable	165	165

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Note 15:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
ASSETS	2012	2011

Cash and cash equivalents	$13,374	$69
Other Assets	29	1
Investment in Bank	48,661	30,061
Total assets	$62,064	$30,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities and stockholders’ equity	$62,064	$30,131

Condensed Statements of Income

	Years Ended December 31,
	2012	2011

Net income (loss) before equity in undistributed income of subsidiaries	$(33)	$(3)
Equity in undistributed income of subsidiaries	3,663	3,452
Net income	$3,630	$3,449

Comprehensive Income	$3,660	$3,587

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2012	2011
Operating Activities
Net income	$3,630	$3,449
Items not providing cash	(3,448)	(3,451)
Net cash used for operating activities	182	(2)

Investing Activities - Investment in Bank	(15,000)	-

Financing Activities - Net proceeds from stock conversion	28,123	-

Net Change in Cash and Cash Equivalents	13,305	(2)

Cash and Cash Equivalents at Beginning of Year	69	71

Cash and Cash Equivalents at End of Year	$13,374	$69

Note 16:	Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

FASB ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.

Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.

The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The new amendments will require an organization to:

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the impact of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013 for private companies.  The Company will adopt the provisions of the ASU by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The Update clarifies the scope of transactions that are subject to the disclosures about offsetting.

The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement.

Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments  After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. The amendments are effective for fiscal year beginning on or after January 1, 2013, and interim periods within those annual periods.  Required disclosures should be provided retrospectively for all comparative periods presented.  The Company does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2012-04, Technical Corrections and Improvements

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements.  The amendments in this ASU make technical corrections, clarifications and limited-scope improvements to various Topics throughout the Codification.

This ASU is effective for public entities for fiscal periods beginning after December 15, 2012.  For nonpublic entities, the amendments will be effective for fiscal periods beginning after December 15, 2013.  The Company does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities

The eligibility criteria for offsetting are different in international financial reporting standards (IFRS) and U.S. generally accepted accounting principles (GAAP).  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet).  Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting, which were narrower than the current conditions in U.S. GAAP.  Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models.  Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP.

The amendments to the FASB Accounting Standards Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7).  This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

Madison County Financial, Inc.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011
(Dollars in Thousands)

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  If applicable, the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate the ASU will have a material effect on its financial position or results of operations.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

The amendments included in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements are not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurements requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective for annual periods beginning after December 31, 2012.  The Company does not anticipate the ASU will have a material effect on its financial position or results of operations.

Note 17:	Plan of Conversion and Change in Corporate Form

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

The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred for the year ended December 31, 2012, were $1,254.  No conversion costs were incurred in 2011.

In accordance with applicable federal conversion regulations, at the time of the completion of the mutual-to-stock conversion, we established a liquidation account in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

The Company may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.