Form 10-Q
period 2013-03-31
Madison County Financial, Inc.
filed 2013-05-15
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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
YES ☐     NO ☒

As of May 15, 2013, 3,193,054 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.
Form 10-Q

Madison County Financial, Inc.
Form 10-Q

Part I. – Financial Information
Item 1.                     Financial Statements

Madison County Financial, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$3,412	$5,647
Interest-earning demand accounts	40,416	2,271
Cash and cash equivalents	43,828	7,918
Certificates of deposit	1,500	1,500
Investment securities:
Available for sale, at fair value	9,887	8,982
Held to maturity, at amortized cost (fair value of $28,276 and $25,630, respectively)	27,918	25,026
Loans held for sale	389	159
Loans receivable, net of allowance for losses of $5,196 and $4,941, respectively	192,194	207,157
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	2,087	2,076
Premises and equipment, net	2,259	2,274
Bank-owned life insurance (“BOLI”)	4,636	4,598
Accrued interest receivable	2,515	3,845
Core deposit intangible	771	810
Goodwill	481	481
Other assets	2,427	2,431

Total assets	$290,892	$267,257

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$216,255	$195,187
Borrowings	6,300	6,300
Accrued interest payable	104	106
Other liabilities	5,401	3,600
Total liabilities	228,060	205,193

Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding - 3,193,054 and 3,193,054 respectively	32	32
Additional paid in capital	30,709	30,693
Unearned employee stock ownership plan (ESOP)	(2,427)	(2,452)
Retained earnings	34,282	33,530
Accumulated other comprehensive income	236	261
Total stockholders’ equity	62,832	62,064

Total liabilities and stockholders’ equity	$290,892	$267,257

See notes to condensed consolidated financial statements

Madison County Financial, Inc.
Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,578	$2,871
Investment securities - taxable	83	84
Investment securities - non-taxable	197	138
Other	21	11
Total interest income	2,879	3,104

Interest Expense
Deposits	383	401
Borrowings	54	57
Total interest expense	437	458

Net interest income	2,442	2,646
Provision for loan losses	255	110

Net Interest Income After Provision for Loan Losses	2,187	2,536

Other Income
Service charges on deposit accounts	48	46
ATM and credit card fees	31	32
Loan servicing income, net	49	34
Gain on sale of loans	167	176
Increase in surrender value of life insurance	38	38
Insurance commission income	89	94
Other income	36	45
Total other income	458	465

Other Expense
Salaries and employee benefits	950	872
Director fees and benefits	20	21
Net occupancy	117	123
Data processing fees	61	44
Professional fees	135	15
Advertising	27	20
Supplies	31	31
FDIC insurance premiums	31	29
Core deposit intangible amortization	39	45
Other expense	196	186
Total other expense	1,607	1,386

Income Before Income Tax Expense	1,038	1,615
Income tax expense	286	486
Net Income	$752	$1,129

Earnings Per Share:
Basic	$0.26	N/A
Diluted	0.26	N/A

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)

Net Income	$752	$1,129

Other Comprehensive Loss

Unrealized losses on available-for-sale securities, net of taxes of $(13) (unaudited) and $(5) (unaudited) for the three months
ended March 31, 2013 and 2012, respectively	(25)	(9)

	(25)	(9)

Comprehensive Income	$727	$1,120

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income	Equity
	(Unaudited)

Balance, January 1, 2013	3,193,054	$32	$30,693	$(2,452)	$33,530	$261	$62,064

Net income					752		752
Other comprehensive loss						(25)	(25)
ESOP shares earned			16	25			41

Balance, March 31, 2013	3,193,054	$32	$30,709	$(2,427)	$34,282	$236	$62,832

Balance, January 1, 2012	-	$-	$-	$-	$29,900	$231	$30,131

Net income					1,129		1,129
Other comprehensive loss						(9)	(9)

Balance, March 31, 2012	-	$-	$-	$-	$31,029	$222	$31,251

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating activities:
Net income	$752	$1,129
Items not requiring cash:
Provision for loan losses	255	110
Depreciation and amortization	55	62
Investment securities amortization, net	5	6
Core deposit intangible amortization	39	45
Loans originated for sale in the secondary market	(9,366)	(7,202)
Proceeds from loan sales in the secondary market	9,303	7,417
Gain on loans sold	(167)	(176)
Increase in surrender value of life insurance	(38)	(38)
Net change in:
Accrued interest receivable	1,330	1,867
Accrued interest payable	(2)	(24)
Other adjustments	750	701
Net cash provided by operating activities	2,916	3,897

Investing activities:
Purchases of investment securities available for sale	(1,298)	(2,301)
Proceeds from maturities of investment securities available for sale	350	1,000
Purchases of investment securities held to maturity	(2,367)	(2,030)
Proceeds from maturities of investment securities held to maturity	622	50
Net change in loans receivable	14,659	16,199
Purchases of premises and equipment	(40)	-
Other investing activities	-	112
Net cash provided by investing activities	11,926	13,030

Financing activities:
Net change in checking and money market savings accounts	22,118	14,288
Net change in certificates of deposit	(1,050)	(1,924)
Net change in short-term borrowings	-	(20,100)
Repayment of FHLB advances	-	(200)
Net cash provided by (used in) financing activities	21,068	(7,936)

Net Change in Cash and Cash Equivalents	35,910	8,991

Cash and Cash Equivalents, Beginning of Period	7,918	6,457

Cash and Cash Equivalents, End of Period	$43,828	$15,448

Additional Cash Flows Information:
Interest paid	$439	$482
Taxes paid	-	-

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands, except share and per share data)

Notes to Condensed Consolidated Financial Statements

Madison County Bank (the “Bank”), a wholly owned subsidiary of Madison County Financial, Inc., (the “Company”) is engaged in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Madison, Nebraska.  The Bank is subject to competition from other financial institutions.  The Bank is subject to the regulation of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by such authority.

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

The cost of the conversion and the stock offering were deferred and deducted from the proceeds of the offering.  Conversion costs incurred were $1,254.

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

The Conversion was accounted for as a change in corporate form with the historic basis of the MHC’s consolidated assets, liabilities and equity unchanged as a result.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Madison County Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on March 28, 2013.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results which may be expected for the year ending December 31, 2013.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Earnings Per Share

Three months ended
March 31, 2013
(Unaudited, Dollars in Thousands except share and per share data)

Net income	$752
Shares outstanding for basic EPS:
Average shares outstanding	3,193
Less: Average Unearned ESOP Shares	244
Shares outstanding for basic EPS	2,949

Additional dilutive shares	-

Share outstanding for diluted EPS	2,949

Basic earnings per share	$0.26
Diluted earnings per share	$0.26

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	March 31, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	9,029	380	(22)	9,387
Total available for sale	9,529	380	(22)	9,887

Held to maturity:
Federal agencies	499	5	-	504
State and municipal	27,419	455	(102)	27,772
Total held to maturity	27,918	460	(102)	28,276

Total investment securities	$37,447	$840	$(124)	$38,163
	December 31, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	8,086	408	(12)	8,482
Total available for sale	8,586	408	(12)	8,982

Held to maturity:
Federal agencies	498	10	-	508
State and municipal	24,528	600	(6)	25,122
Total held to maturity	25,026	610	(6)	25,630

Total investment securities	$33,612	$1,018	$(18)	$34,612

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The amortized cost and fair value of investment securities at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited, In Thousands)

Within one year	$1,000	$1,002	$2,249	$2,255
After one through five years	1,975	2,153	3,964	4,009
After five through ten years	3,952	4,136	3,241	3,305
After ten years	2,602	2,596	18,464	18,707

	$9,529	$9,887	$27,918	$28,276

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,640 at March 31, 2013 (unaudited) and $5,673 at December 31, 2012.

There were no sales of investment securities available for sale for the three months ended March 31, 2013 and 2012 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at March 31, 2013 (unaudited) and December 31, 2012 was $9,040 and $3,163, which is approximately 24% and 9%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Investment securities with unrealized losses at March 31, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited, In Thousands)
Available for sale-
Federal agencies	$3,052	$(10)	$255	$(12)	$3,307	$(22)
Held to maturity-
State and municipal	5,047	(93)	686	(9)	5,733	(102)

	$8,099	$(103)	$941	$(21)	$9,040	$(124)

Investment securities with unrealized losses at December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available for sale-
Federal agencies	$1,807	$(3)	$259	$(9)	$2,066	$(12)
Held to maturity-
State and municipal	1,047	(5)	50	(1)	1,097	(6)

	$2,854	$(8)	$309	$(10)	$3,163	$(18)

Note 5:  Loans and Allowance

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the three month-end periods ended March 31, 2013 and 2012 (unaudited).

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Categories of loans receivable include:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Real estate:
Agricultural	$95,523	$96,569
Commercial and multi-family	21,293	21,205
One- to four-family residential	34,759	35,964
Agricultural and commercial non-real estate	41,493	53,611
Consumer	4,322	4,749
	197,390	212,098
Less
Allowance for losses	5,196	4,941

Total loans	$192,194	$207,157

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
Form 10-Q
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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2013 and the recorded investment in loans and impairment method as of March 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended March 31, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,585	$456	$467	$1,337	$96	$4,941
Provision for loan losses	360	41	63	(196)	(13)	255
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,945	$497	$530	$1,141	$83	$5,196
Ending balance: individually evaluated for impairment	$-	$-	$6	$-	$-	$6
Ending balance: collectively evaluated for impairment	$2,945	$497	$524	$1,141	$83	$5,190

At March 31, 2013 (Unaudited):

Loans:
Ending balance	$95,523	$21,293	$34,759	$41,493	$4,322	$197,390
Ending balance individually evaluated for impairment	$-	$-	$24	$-	$-	$24
Ending balance collectively evaluated for impairment	$95,523	$21,293	$34,735	$41,493	$4,322	$197,366

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2012 and the recorded investment in loans and impairment method as of March 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended March 31, 2012 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$1,579	$556	$818	$984	$80	$4,017
Provision for loan losses	248	(22)	(139)	25	(2)	110
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	71	-	23	-	-	94

Balance, end of period	$1,898	$534	$702	$1,009	$78	$4,221
Ending balance: individually evaluated for impairment	$-	$-	$30	$-	$-	$30
Ending balance: collectively evaluated for impairment	$1,898	$534	$672	$1,009	$78	$4,191

At March 31, 2012 (Unaudited):

Loans:
Ending balance	$76,545	$20,296	$36,302	$39,212	$4,510	$176,865
Ending balance individually evaluated for impairment	$-	$-	$50	$-	$-	$50
Ending balance collectively evaluated for impairment	$76,545	$20,296	$36,252	$39,212	$4,510	$176,815

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Pass	$95,398	$21,293	$34,165	$41,493	$4,322	$196,671
Special Mention	-	-	417	-	-	417
Substandard	125	-	177	-	-	302
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$95,523	$21,293	$34,759	$41,493	$4,322	$197,390

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
Form 10-Q
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

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of March 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Past Due:
30-59 days	$608	$-	$351	$18	$-	$977
60-89 days	-	-	-	-	-	-
90 days or more	-	-	134	-	-	134
Total past due	608	-	485	18	-	1,111
Current	94,915	21,293	34,274	41,475	4,322	196,279

Total loans	$95,523	$21,293	$34,759	$41,493	$4,322	$197,390

Nonaccrual loans	$125	$-	$153	$-	$-	$278
Loans past due 90 days and still accruing	-	-	-	-	-	-

	$125	$-	$153	$-	$-	$278

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
Past Due:
30-59 days	$161	$162	$282	$30	$2	$637
60-89 days	-	-	233	-	-	233
90 days or more	-	-	144	-	2	146
Total past due	161	162	659	30	4	1,016
Current	96,408	21,043	35,305	53,581	4,745	211,082

Total loans	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098

Nonaccrual loans	$126	$-	$84	$-	$4	$214
Loans past due 90 days and still accruing	-	-	79	-	-	79

	$126	$-	$163	$-	$4	$293

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$24	$-	$-	$24
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$24	$-	$-	$24

Unpaid principal balance of impaired loans	$-	$-	$24	$-	$-	$24
Allowance for loan losses on impaired loans	-	-	6	-	-	6

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents average impaired loans based on class level for the three months ended March 31, 2013 and 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Average recorded investment in impaired loans
for the three months ended March 31, 2013	$-	$-	$53	$-	$-	$53
Average recorded investment in impaired loans
for the three months ended March 31, 2012	-	-	52	-	-	52

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$82	$-	$-	$82
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$82	$-	$-	$82

Unpaid principal balance of impaired loans	$-	$-	$82	$-	$-	$82
Allowance for loan losses on impaired loans	-	-	45	-	-	45
Average recorded investment in impaired loans	-	-	49	-	-	49

Interest income of $1 and $3 was recognized on impaired loans for the three months ended March 31, 2013 (unaudited) and for the three months ended March 31, 2012 (unaudited), respectively.

During the three months ended March 31, 2013 and 2012(unaudited), there were no new restructurings classified as troubled debt restructurings.  At March 31, 2013 and 2012 (unaudited), there were no such loans restructured within the last twelve months that were in default.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 6:  Disclosures About Fair Value of Assets and Liabilities

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	9,387	-	9,387	-
	$9,887	$500	$9,387	$-

	December 31, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	8,482	-	8,482	-
	$8,982	$500	$8,482	$-

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
March 31, 2013 (Unaudited)

Impaired loans	$18	$-	$-	$18

December 31, 2012

Impaired loans	$37	$-	$-	$37

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average
	(In Thousands)

At March 31, 2013: (Unaudited)

Collateral-dependent	$18	Market comparable	Marketability discount	10%
impaired loans		properties

At December 31, 2012:

Collateral-dependent	$37	Market comparable	Marketability discount	10%
impaired loans		properties

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2013.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Financial assets:
Cash and cash equivalents	$43,828	$43,828	$-	$-
Certificates of deposit	1,500	1,500	-	-
Held to maturity investment securities	27,918	-	28,276	-
Loans held for sale	389	-	389	-
Loans, net	192,194	-	-	203,168
Stock in Federal Home Loan Bank of Topeka	2,087	-	2,087	-
Accrued interest receivable	2,515	-	2,515	-

Financial liabilities:
Deposits	216,255	189,030	-	27,449
Borrowings	6,300	-	6,670	-
Accrued interest payable	104	-	104	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,918	$7,918	$-	$-
Certificates of deposit	1,500	1,500	-	-
Held to maturity investment securities	25,026	-	25,630	-
Loans held for sale	159	-	159	-
Loans, net	207,157	-	-	220,196
Stock in Federal Home Loan Bank of Topeka	2,076	-	2,076	-
Accrued interest receivable	3,845	-	3,845	-

Financial liabilities:
Deposits	195,187	166,912	-	28,497
Borrowings	6,300	-	6,617	-
Accrued interest payable	106	-	106	-

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 7:  Recent Accounting Pronouncements

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments  After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. The amendments are effective for fiscal year beginning on or after January 1, 2013, and interim periods within those annual periods.  Required disclosures should be provided retrospectively for all comparative periods presented.  The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  If applicable, the Company will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Madison County Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on March 28, 2013.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets increased $23.6 million, or 8.8%, to $290.9 million at March 31, 2013 from $267.3 million at December 31, 2012.  The increase was due primarily to increases in cash and cash equivalents, investment securities classified as available for sale, and investment securities classified as held to maturity, which was offset in part by a decrease in net loans and interest receivable.  The decrease in net loans and the increase in cash and cash equivalents resulted primarily from normal seasonal pay-downs from our farming customers and normal annual loan payments on agricultural real estate loans.  Investment securities increased as we used funds received from loan pay-downs and from stock offering proceeds to purchase these securities.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Net loans decreased $15.0 million, or 7.2%, to $192.2 million at March 31, 2013, from $207.2 million at December 31, 2012.  The decrease in our loan portfolio resulted from a decrease in agricultural and commercial non-real estate loans, which decreased $12.1 million, or 22.6%, to $41.5 million at March 31, 2013, from $53.6 million at December 31, 2012, a decrease in agricultural real estate loans, which decreased $1.0 million, or 1.1%, to $95.5 million at March 31, 2013, from $96.6 million at December 31, 2012, and a decrease in one- to four-family residential real estate loans of $1.2 million, or 3.4%, to $34.8 million at March 31, 2013, from $36.0 million at December 31, 2012.  The decrease in agricultural and commercial non-real estate loans and the decrease in agricultural real estate loans resulted from seasonal loan pay-downs relating primarily to the cash flow cycle of our farming customers.  One- to four-family residential mortgages decreased due primarily to the refinancing and sale of these loans and our decision not to actively compete for these loans in the current interest rate environment.

Investment securities classified as held to maturity increased $2.9 million, or 11.6%, to $27.9 million at March 31, 2013, from $25.0 million at December 31, 2012, and investment securities classified as available for sale increased $0.9 million, or 10.1%, to $9.9 million at March 31, 2013, from $9.0 million at December 31, 2012, as we used funds received from loan pay-downs and proceeds of the stock offering to purchase these securities.

Accrued interest receivable on loans decreased $1.4 million, or 38.9%, to $2.2 million at March 31, 2013, from $3.6 million, at December 31, 2012, due to the $15.0 decrease in net loans at March 31, 2013 as compared to December 31, 2012, the timing of interest payments due on our loans, and the decrease in the average yield on loans to 5.13% at March 31, 2013, from 5.63% at December 31, 2012.

Deposits increased $21.1 million, or 10.8%, to $216.3 million at March 31, 2013, from $195.2 million at December 31, 2012, due primarily to a net increase in our core deposits.  Interest-bearing checking and money market savings accounts increased $16.9 million, or 15.6%, and $5.3 million, or 13.0%, respectively, at March 31, 2013, from December 31, 2012, offset by a slight decrease in noninterest-bearing checking of $307,000, or 1.0%, at March 31, 2013, from December 31, 2012.  We believe the net increase in our core deposits resulted from our continued efforts to build relationships with our existing customers as well as our marketing efforts with new customers.  Certificates and time deposits decreased $1.1 million, or 3.7%, to $27.2 million at March 31, 2013, from $28.3 million at December 31, 2012, reflecting customer preference for more liquid transaction accounts rather than longer term deposits in the current low interest rate environment.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and as needed, to a lesser extent from the Bankers’ Bank of the West.  Although we expect advances from the FHLB-Topeka and short-term borrowings from FRB-Kansas City to remain an integral part of our funding strategy, our borrowings from the FHLB-Topeka and FRB-Kansas City remained at $6.3 million at March 31, 2013 from $6.3 million December 31, 2012.  We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit and Seasonal Borrowing Agreement.

Total stockholders’ equity increased $768,000, or 1.2%, to $62.8 million at March 31, 2013, from $62.1 million at December 31, 2012.  The increase resulted primarily from net income of $752,000 during the first quarter 2013.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General.  Net income decreased to $752,000 for the three months ended March 31, 2013, from $1.1 million for the three months ended March 31, 2012.  The decrease reflected lower net interest income, an increase in our provision for loan losses, and an increase in other expense, offset partially by a decrease in income tax expense during the 2013 quarter.

Interest and Dividend Income.  Interest and dividend income decreased $225,000, or 7.2%, to $2.9 million for the quarter ended March 31, 2013 from $3.1 million for the quarter ended March 31, 2012.  The decrease reflected a decrease in the average yield on interest-earning assets to 4.32% for the 2013 quarter from 5.78% for the 2012 quarter, as the 2013 quarter included a higher percentage of assets held in cash and cash equivalents as a result of our public stock offering which closed October 3, 2012, offset by an increase in average interest-earning assets to $268.0 million for the 2013 quarter compared to $215.9 million for the 2012 quarter.

Interest income and fees on loans decreased $293,000, or 10.2%, to $2.6 million for the three months ended March 31, 2013, from $2.9 million for the three months ended March 31, 2012, due to a decrease in the average yield on loans to 5.13% during the 2013 quarter from 6.34% in the 2012 quarter, reflecting lower market interest rates, and a decrease in pre-payment penalties, period to period.  During the first quarter of 2012, we received pre-payment penalties in the amount of $288,000 from one farm customer as a result of early payoffs of a series of agricultural loans which totaled $5.8 million.  Interest income on investment securities increased $58,000, or 26.1%, to $280,000 for the quarter ended March 31, 2013, from $222,000 for the quarter ended March 31, 2012, reflecting an increase in the average balance of such securities to $34.5 million for the 2013 period from $26.8 million during the 2012 period, offset by a 7 basis point decrease in the average yield on investment securities to 3.26% for 2013 from 3.33% in 2012, reflecting lower market interest rates.

Interest Expense.  Interest expense decreased $21,000, or 4.6%, to $437,000 for the three months ended March 31, 2013 from $458,000 for the three months ended March 31, 2012.  The decrease reflected a decrease in the average rate paid on interest-bearing deposits and borrowings in the 2013 quarter to 0.89% compared to 1.03% during the 2012 quarter, offset in part by an increase in the average balance of interest-bearing deposits and borrowings to $197.8 million for the 2013 quarter from $179.6 million for the 2012 quarter.

Interest expense on interest-bearing deposits decreased $18,000, or 4.5%, to $383,000 for the quarter ended March 31, 2013 from $401,000 for the quarter ended March 31, 2012, as the average rate paid on these deposits decreased to 0.80% during the 2013 period from 0.94% during the 2012 period, offset in part by a $20.4 million increase in the average balance of these deposits to $191.5 million for the 2013 quarter from $171.1 million for the 2012 quarter ended March 31, 2012.  Interest expense on borrowings decreased $3,000, or 5.3%, to $54,000 during the three months ended March 31, 2013, from $57,000 during the three months ended March 31, 2012, reflecting a decrease in the average balance of borrowings to $6.3 million for the 2013 quarter from $8.5 million for the 2012 quarter, offset in part by a higher rate paid on borrowings to 3.45% from 2.69% quarter to quarter, reflecting a larger percentage of long-term borrowings during the 2013 quarter compared to the 2012 quarter.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Net Interest Income.  Net interest income decreased $204,000, or 7.7%, to $2.4 million for the three months ended March 31, 2013, from $2.6 million for the three months ended March 31, 2012, reflecting a decrease in our net interest rate spread to 3.43% for the 2013 quarter from 4.75% for the 2012 quarter, as the 2013 quarter included a higher percentage of assets held in cash and cash equivalents as a result of our public stock offering which closed October 3, 2012, offset by an increase in our average net interest-earning assets to $70.3 million for 2013 from $36.3 million for 2012. The increase in our average net interest-earning assets resulted primarily from the additional capital raised in the conversion stock offering and earnings which were reinvested in loans and other interest earning assets.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 135.5% for the 2013 quarter from 120.2% for the 2012 quarter.  The decreases in our net interest rate spread and net interest margin reflected the 1.46% decrease in the average yield on our interest-earning assets which was only partially offset by a 14 basis point decrease in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  We recorded a provision for loan losses of $255,000 for the three months ended March 31, 2013, an increase of $145,000, or 131.8%, from our provision of $110,000 for the three months ended March 31, 2012.   Our determination to increase our provision resulted in part from management’s consideration of the continuing increases in the cost of agricultural real estate in our market area as well as the increases in the costs of crop production.  Furthermore, effective December 31, 2011, the federal government allowed a major ethanol subsidy to expire which could adversely impact the price of corn and thus, adversely impact our agricultural borrowers and the risks associated with these types of loans.

The provision for loan losses for the three months ended March 31, 2013 reflected no charge-offs or recoveries compared to net recoveries of $94,000 for the three months ended March 31, 2012.  The allowance for loan losses was $5.2 million, or 2.6% of total loans, including loans held for sale, compared to $4.2 million, or 2.38% of total loans, including loans held for sale, at March 31, 2012.   Total nonperforming loans were $278,000 at March 31, 2013 compared to $265,000 at March 31, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 1,869% at March 31, 2013 compared to 1,593% at March 31, 2012.

Other Income.  Other income decreased $7,000, or 1.5%, to $458,000 for the three months ended March 31, 2013, from $465,000 for the three months ended March 31, 2012.  The decrease was due primarily to a decrease in gain on sales of loans to $167,000 for the 2013 quarter from $176,000 for the 2012 quarter and a decrease in insurance commission income to $89,000 for the 2013 quarter from $94,000 for the 2012 quarter, offset by an increase in the loan servicing income to $49,000 for the 2013 quarter from $34,000 for the 2012 quarter.  The increase in loan servicing income reflects the  continuing refinancing activity and management’s decision to continue to sell long-term, fixed-rate one- to four-family residential real estate loans in the current loan interest rate environment.

Other Expense.  Other expense increased $221,000, or 15.9%, to $1.6 million for the three months ended March 31, 2013, from $1.4 million for the three months ended March 31, 2012, due primarily to an increase in professional fees to $135,000 for the 2013 quarter from $15,000 for the 2012 quarter, reflecting additional public company-required costs, and the timing of such services, a $78,000 increase in salaries and employee benefits expense to $1.0 million for the 2013 quarter compared to $872,000 for the 2012 quarter, reflecting normal annual salary increases and payouts under our benefit plans, and an increase of $10,000 in other expense reflecting normal expense increases, and an increase in our provision for the contingent liability related to sold loans.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Income Tax Expense.  The provision for income taxes was $286,000 for the three months ended March 31, 2013, compared to $486,000 for the three months ended March 31, 2012, reflecting a decrease in pretax income.  Our effective tax rate was 27.6% for the quarter ended March 31, 2013 compared to 30.1% for the quarter ended March 31, 2012.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $2.9 million and $3.9 million for the three months ended March 31, 2013 and 2012, respectively.  Net cash provided by investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $11.9 million and $13.0 million for the three months ended March 31, 2013 and 2012, respectively, principally due to a decrease in loans receivable and by purchase of investment securities in excess of maturities.  Net cash provided by (used in) financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings, was $21.1 million and $(7.9) million for the three months ended March 31, 2013 and 2012, respectively, and resulted primarily from the decline in short-term borrowings offset by an increase in deposits.

At March 31, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $47.8 million, or 18.7% of adjusted total assets, which is above the required level of $10.2 million, or 4.0%; and total risk-based capital of $51.0 million, or 19.9% of risk-weighted assets, which is above the required level of $20.5 million, or 8.0%.  Accordingly Madison County Bank was categorized well capitalized at March 31, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.

At March 31, 2013, we had outstanding commitments to originate loans of $12.4 million and lines of credit of $34.6 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2013 totaled $8.2 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher

Madison County Financial, Inc.
Form 10-Q

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Madison County Financial, Inc.
Form 10-Q

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

Madison County Financial, Inc.

Date: May 15, 2013	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: May 15, 2013	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer