Form 10-Q
period 2013-06-30
Madison County Financial, Inc.
filed 2013-08-13
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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
YES ☐     NO ☒

As of August 9, 2013, 3,193,054 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.
Form 10-Q

Part I. – Financial Information
Item 1.           Financial Statements

Madison County Financial, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$2,527	$5,647
Interest-earning demand accounts	22,335	2,271
Cash and cash equivalents	24,862	7,918
Certificates of deposit	1,500	1,500
Investment securities:
Available for sale, at fair value	10,092	8,982
Held to maturity, at amortized cost (fair value of $29,768 and $25,630, respectively)	30,584	25,026
Loans held for sale	707	159
Loans receivable, net of allowance for losses of $5,431 and $4,941, respectively	196,738	207,157
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	2,099	2,076
Premises and equipment, net	2,240	2,274
Bank-owned life insurance (“BOLI”)	4,674	4,598
Accrued interest receivable	2,882	3,845
Core deposit intangible	732	810
Goodwill	481	481
Other assets	2,381	2,431

Total assets	$279,972	$267,257

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$206,972	$195,187
Borrowings	6,300	6,300
Accrued interest payable	94	106
Other liabilities	4,001	3,600
Total liabilities	217,367	205,193

Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding - 3,193,054 and 3,193,054 respectively	32	32
Additional paid in capital	30,727	30,693
Unearned employee stock ownership plan (ESOP)	(2,401)	(2,452)
Retained earnings	34,196	33,530
Accumulated other comprehensive income	51	261
Total stockholders’ equity	62,605	62,064

Total liabilities and stockholders’ equity	$279,972	$267,257

See notes to condensed consolidated financial statements

Madison County Financial, Inc.
Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,504	$2,510	$5,082	$5,381
Investment securities - taxable	85	90	168	174
Investment securities - non-taxable	209	167	406	305
Other	24	11	45	22
Total interest income	2,822	2,778	5,701	5,882

Interest Expense
Deposits	373	410	756	811
Borrowings	54	56	108	113
Total interest expense	427	466	864	924

Net interest income	2,395	2,312	4,837	4,958
Provision for loan losses	255	75	510	185

Net Interest Income After Provision for Loan Losses	2,140	2,237	4,327	4,773

Other Income
Service charges on deposit accounts	54	41	102	87
ATM and credit card fees	34	32	65	64
Loan servicing income, net	52	37	101	71
Gain on sale of loans	127	164	294	340
Increase in surrender value of life insurance	38	39	76	77
Insurance commission income	94	89	183	183
Other income	48	37	84	82
Total other income	447	439	905	904

Other Expense
Salaries and employee benefits	1,013	858	1,963	1,730
Director fees and benefits	28	24	48	45
Net occupancy	162	126	279	249
Data processing fees	37	46	98	90
Professional fees	84	84	219	99
Advertising	28	16	55	36
Supplies	25	38	56	69
FDIC insurance premiums	38	28	69	57
Core deposit intangible amortization	39	45	78	90
Other expense	124	141	320	327
Total other expense	1,578	1,406	3,185	2,792

Income Before Income Tax Expense	1,009	1,270	2,047	2,885
Income tax expense	269	360	555	846
Net Income	$740	$910	$1,492	$2,039

Earnings Per Share:
Basic	$0.25	N/A	$0.51	N/A
Diluted	0.25	N/A	0.51	N/A
Dividends Per Share	0.28	-	0.28	-

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)

Net Income	$740	$910	$1,492	$2,039

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities, net of taxes of $(96) (unaudited), $9 (unaudited), $(109) (unaudited) and $5 (unaudited) for the three months and and six months ended June 30, 2013 and 2012, respectively	(185)	19	(210)	10

	(185)	19	(210)	10
Comprehensive Income
	$555	$929	$1,282	$2,049

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)
						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)	Equity
	(Unaudited)

Balance, January 1, 2013	3,193,054	$32	$30,693	$(2,452)	$33,530	$261	$62,064

Net income					1,492		1,492
Other comprehensive loss						(210)	(210)
ESOP shares earned			34	51			85
Dividends paid ($0.28 per share)					(826)		(826)

Balance, June 30, 2013	3,193,054	$32	$30,727	$(2,401)	$34,196	$51	$62,605

Balance, January 1, 2012	-	$-	$-	$-	$29,900	$231	$30,131

Net income					2,039		2,039
Other comprehensive income						10	10

Balance, June 30, 2012	-	$-	$-	$-	$31,939	$241	$32,180

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating activities:
Net income	$1,492	$2,039
Items not requiring cash:
Provision for loan losses	510	185
Depreciation and amortization	110	123
Investment securities amortization, net	11	11
Core deposit intangible amortization	78	90
Loans originated for sale in the secondary market	(16,067)	(14,893)
Proceeds from loan sales in the secondary market	15,813	15,749
Gain on loans sold	(294)	(340)
Increase in surrender value of life insurance	(76)	(77)
Net change in:
Accrued interest receivable	963	1,481
Accrued interest payable	(12)	(50)
Other adjustments	568	(262)
Net cash provided by operating activities	3,096	4,056

Investing activities:
Purchases of investment securities available for sale	(3,539)	(4,862)
Proceeds from maturities of investment securities available for sale	1,600	5,150
Purchases of investment securities held to maturity	(8,717)	(5,386)
Proceeds from maturities of investment securities held to maturity	3,712	315
Net change in loans receivable	9,909	6,360
Purchases of premises and equipment	(76)	(4)
Other investing activities	-	113
Net cash provided by investing activities	2,889	1,686

Financing activities:
Net change in checking and money market savings accounts	12,845	16,215
Net change in certificates of deposit	(1,060)	(3,328)
Net change in short-term borrowings	-	(20,100)
Repayment of FHLB advances	-	(200)
Dividends paid	(826)	-
Net cash provided by (used in) financing activities	10,959	(7,413)

Net Change in Cash and Cash Equivalents	16,944	(1,671)

Cash and Cash Equivalents, Beginning of Period	7,918	6,457

Cash and Cash Equivalents, End of Period	$24,862	$4,786

Additional Cash Flows Information:
Interest paid	$876	$924
Taxes paid	751	1,099

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

In accordance with applicable federal conversion regulations, at the time of the completion of the Conversion, we established a liquidation account in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Madison County Financial, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on March 28, 2013.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and six-month periods ended June 30, 2013, are not necessarily indicative of the results which may be expected for the year ending December 31, 2013.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Earnings Per Share

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
	(Unaudited, Dollars in Thousands except share and per share data)

Net income	$740	$1,492
Shares outstanding for basic EPS:
Average shares outstanding	3,193,054	3,193,054
Less: Average Unearned ESOP Shares	241,794	243,064
Shares outstanding for basic EPS	2,951,260	2,949,990

Additional dilutive shares	-	-

Share outstanding for diluted EPS	2,951,260	2,949,990

Basic earnings per share	$0.25	$0.51
Diluted earnings per share	$0.25	$0.51

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	June 30, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	9,515	280	(203)	9,592
Total available for sale	10,015	280	(203)	10,092

Held to maturity:
State and municipal	30,584	212	(1,028)	29,768
Total held to maturity	30,584	212	(1,028)	29,768

Total investment securities	$40,599	$492	$(1,231)	$39,860

	December 31, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	8,086	408	(12)	8,482
Total available for sale	8,586	408	(12)	8,982

Held to maturity:
Federal agencies	498	10	-	508
State and municipal	24,528	600	(6)	25,122
Total held to maturity	25,026	610	(6)	25,630

Total investment securities	$33,612	$1,018	$(18)	$34,612

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The amortized cost and fair value of investment securities at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited, In Thousands)

Within one year	$500	$501	$6,004	$6,047
After one through five years	1,972	2,117	4,495	4,518
After five through ten years	4,941	4,979	2,842	2,828
After ten years	2,602	2,495	17,243	16,375

	$10,015	$10,092	$30,584	$29,768

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,694 at June 30, 2013 (unaudited) and $5,673 at December 31, 2012.

There were no sales of investment securities available for sale for the three and six months ended June 30, 2013 and 2012 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at June 30, 2013 (unaudited) and December 31, 2012 was $18,973 and $3,163, which is approximately 48% and 9%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Investment securities with unrealized losses at June 30, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited, In Thousands)
Available for sale-
Federal agencies	$4,691	$(150)	$1,524	$(53)	$6,215	$(203)
Held to maturity-
State and municipal	12,031	(977)	727	(51)	12,758	(1,028)

	$16,722	$(1,127)	$2,251	$(104)	$18,973	$(1,231)

Investment securities with unrealized losses at December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available for sale-
Federal agencies	$1,807	$(3)	$259	$(9)	$2,066	$(12)
Held to maturity-
State and municipal	1,047	(5)	50	(1)	1,097	(6)

	$2,854	$(8)	$309	$(10)	$3,163	$(18)

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the six month-end periods ended June 30, 2013 and 2012 (unaudited).

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The allowance consists of general and allocated components.  The general component covers non-impaired loans and is based on the product of the historical loss experience rate, adjusted by certain qualitative factors in basis points, and the portfolio balance for each loan segment.  The historical loss experience rate is determined for each loan portfolio segment and is based on the actual loss history experienced by the Company over the prior four years.  Management believes the four year historical loss experience methodology is appropriate in the current economic environment.  The qualitative  factors considered include changes in experience of lending staff, lending policies and procedures; changes in loan review and oversight, changes in collection, charge-off and recovery practices; changes in the nature and volume of the loan portfolio; changes in the volume and severity of nonperforming loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; changes in the underlying collateral and changes in current, national and local economic and business conditions.

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

The fair values of collateral-dependent impaired loans are based on independent appraisals of the collateral.  In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial non-real estate, commercial real estate and multi-family real estate loans.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value less selling expenses.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Categories of loans receivable include:

	June 30,	December 31,
	2013	2012
	(Unaudited)
Real estate:
Agricultural	$96,077	$96,569
Commercial and multi-family	20,873	21,205
One- to four-family residential	35,379	35,964
Agricultural and commercial non-real estate	45,420	53,611
Consumer	4,420	4,749
	202,169	212,098
Less
Allowance for losses	5,431	4,941

Total loans	$196,738	$207,157

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended June 30, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,945	$497	$530	$1,141	$83	$5,196
Provision for loan losses	(66)	180	38	91	12	255
Loans charged to the allowance	-	-	(20)	-	-	(20)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,879	$677	$548	$1,232	$95	$5,431

Six Months Ended June 30, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,585	$456	$467	$1,337	$96	$4,941
Provision for loan losses	294	221	101	(105)	(1)	510
Loans charged to the allowance	-	-	(20)	-	-	(20)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,879	$677	$548	$1,232	$95	$5,431

Three Months Ended June 30, 2012 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$1,898	$534	$702	$1,009	$78	$4,221
Provision for loan losses	78	(24)	(51)	80	(8)	75
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$1,976	$510	$651	$1,089	$70	$4,296

Six Months Ended June 30, 2012 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$1,579	$556	$818	$984	$80	$4,017
Provision for loan losses	326	(46)	(190)	105	(10)	185
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	71	-	23	-	-	94

Balance, end of period	$1,976	$510	$651	$1,089	$70	$4,296

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2013 and December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
At June 30, 2013 (Unaudited):

Allowance:
Ending balance	$2,879	$677	$548	$1,232	$95	$5,431
Ending balance: individually evaluated for impairment	$-	$154	$6	$-	$-	$160
Ending balance: collectively evaluated for impairment	$2,879	$523	$542	$1,232	$95	$5,271

Loans:
Ending balance	$96,077	$20,873	$35,379	$45,420	$4,420	$202,169
Ending balance individually evaluated for impairment	$-	$154	$24	$-	$-	$178
Ending balance collectively evaluated for impairment	$96,077	$20,719	$35,355	$45,420	$4,420	$201,991

At December 31, 2012:

Allowance:
Ending balance	$2,585	$456	$467	$1,337	$96	$4,941
Ending balance: individually evaluated for impairment	$-	$-	$45	$-	$-	$45
Ending balance: collectively evaluated for impairment	$2,585	$456	$422	$1,337	$96	$4,896

Loans:
Ending balance	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098
Ending balance individually evaluated for impairment	$-	$-	$82	$-	$-	$82
Ending balance collectively evaluated for impairment	$96,569	$21,205	$35,882	$53,611	$4,749	$212,016

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Pass	$95,952	$20,719	$34,735	$45,392	$4,420	$201,218
Special Mention	-	-	513	28	-	541
Substandard	125	154	131	-	-	410
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$96,077	$20,873	$35,379	$45,420	$4,420	$202,169

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012:

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of June 30, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Past Due:
30-59 days	$-	$-	$14	$-	$18	$32
60-89 days	188	-	94	35	1	318
90 days or more	125	154	59	-	1	339
Total past due	313	154	167	35	20	689
Current	95,764	20,719	35,212	45,385	4,400	201,480

Total loans	$96,077	$20,873	$35,379	$45,420	$4,420	$202,169

Nonaccrual loans	$125	$154	$131	$-	$1	$411
Loans past due 90 days and still accruing	-	-	41	-	-	41

	$125	$154	$172	$-	$1	$452

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2012:

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Impaired loans with an allowance for loan losses	$-	$154	$24	$-	$-	$178
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$154	$24	$-	$-	$178

Unpaid principal balance of impaired loans	$-	$154	$24	$-	$-	$178
Allowance for loan losses on impaired loans	-	154	6	-	-	160

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents average impaired loans based on class level for the three and six months ended June 30, 2013 and 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Average recorded investment in impaired loans for the three months ended June 30, 2013	$-	$2	$24	$-	$-	$26
Average recorded investment in impaired loans for the three months ended June 30, 2012	-	-	34	-	-	34

Average recorded investment in impaired loans for the six months ended June 30, 2013	$-	$1	$35	$-	$-	$36
Average recorded investment in impaired loans for the six months ended June 30, 2012	-	-	35	-	-	35

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$82	$-	$-	$82
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$82	$-	$-	$82

Unpaid principal balance of impaired loans	$-	$-	$82	$-	$-	$82
Allowance for loan losses on impaired loans	-	-	45	-	-	45
Average recorded investment in impaired loans	-	-	49	-	-	49

Interest income of $1, $1, $3 and $3 was recognized on impaired loans for the three and six months ended June 30, 2013 (unaudited) and for the three and six months ended June 30, 2012 (unaudited), respectively.

During the three and six months ended June 30, 2013 and 2012 (unaudited), there were no new restructurings classified as troubled debt restructurings.  At June 30, 2013 and 2012 (unaudited), there were no such loans restructured within the last twelve months that were in default.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	9,592	-	9,592	-
	$10,092	$500	$9,592	$-

	December 31, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	8,482	-	8,482	-
	$8,982	$500	$8,482	$-

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
June 30, 2013 (Unaudited)

Impaired loans	$18	$-	$-	$18

December 31, 2012

Impaired loans	$37	$-	$-	$37

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average
	(In Thousands)

At June 30, 2013: (Unaudited)

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2013:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Financial assets:
Cash and cash equivalents	$24,862	$24,862	$-	$-
Certificates of deposit	1,500	1,500	-	-
Held to maturity investment securities	30,584	-	29,768	-
Loans held for sale	707	-	707	-
Loans, net	196,738	-	-	202,943
Stock in Federal Home Loan Bank of Topeka	2,099	-	2,099	-
Accrued interest receivable	2,882	-	2,882	-

Financial liabilities:
Deposits	206,972	179,757	-	27,364
Borrowings	6,300	-	6,625	-
Accrued interest payable	94	-	94	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,918	$7,918	$-	$-
Certificates of deposit	1,500	1,500	-	-
Held to maturity investment securities	25,026	-	25,630	-
Loans held for sale	159	-	159	-
Loans, net	207,157	-	-	220,196
Stock in Federal Home Loan Bank of Topeka	2,076	-	2,076	-
Accrued interest receivable	3,845	-	3,845	-

Financial liabilities:
Deposits	195,187	166,912	-	28,497
Borrowings	6,300	-	6,617	-
Accrued interest payable	106	-	106	-

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

Madison County Financial, Inc.
Form 10-Q

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

 Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Madison County Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 28, 2013.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets increased $12.7 million, or 4.8%, to $280.0 million at June 30, 2013 from $267.3 million at December 31, 2012.  The increase was due primarily to increases in cash and cash equivalents, investment securities classified as available for sale, and investment securities classified as held to maturity, offset in part by a decrease in net loans and interest receivable.  The decrease in net loans and the increase in cash and cash equivalents resulted primarily from normal seasonal pay-downs and normal annual loan payments on agricultural real estate loans.  Investment securities increased as we used funds received from loan pay-downs to purchase these securities.

Madison County Financial, Inc.
Form 10-Q

Net loans decreased $10.4 million, or 5.0%, to $196.7 million at June 30, 2013, from $207.2 million at December 31, 2012, as we experienced a decrease in all loan categories.  Agricultural and commercial non-real estate loans decreased $8.2 million, or 15.3%, to $45.4 million at June 30, 2013, from $53.6 million at December 31, 2012, along with a slight decrease of $492,000, or 0.5%, in agricultural real estate loans, to $96.1 million at June 30, 2013, from $96.6 million at December 31, 2012, which resulted from seasonal loan paydowns relating primarily to the cash flow cycle of our farming customers.   One- to four-family residential mortgages decreased $585,000, or 1.6%, to $35.4 million at June 30, 2013, from $36.0 million at December 31, 2012, due primarily to the refinancing and sale of these loans and our decision not to actively compete for these loans in the current interest rate environment. Commercial and multi-family mortgage loans decreased $332,000, or 1.6%, to $20.9 million at June 30, 2013, from $21.2 million at December 31, 2012, and consumer loans decreased $329,000, or 6.9%, to $4.4 million at June 30, 2013, from $4.7 million at December 31, 2012.

Investment securities classified as available for sale increased $1.1 million, or 12.4%, to $10.1 million at June 30, 2013, from $9.0 million at December 31, 2012 and investment securities classified as held to maturity increased $5.6 million, or 22.2%, to $30.6 million at June 30, 2013, from $25.0 million at December 31, 2012, as we used funds received from loan pay-downs and the additional capital raised in the public stock offering which closed October 3, 2012, to purchase these securities.

Accrued interest receivable on loans decreased $1.0 million, or 25.0%, to $2.9 million at June 30, 2013, from $3.8 million at December 31, 2012, due to the decrease in net loans at June 30, 2013 as compared to December 31, 2012, the timing of interest payments due on our loans, and the decrease in the average yield on loans to 5.09% at June 30, 2013, from 5.63% at December 31, 2012.

Deposits increased $11.8 million, or 6.0%, to $207.0 million at June 30, 2013, from $195.2 million at December 31, 2012, due primarily to a net increase in core deposits.  Interest-bearing checking and money market savings accounts increased $8.3 million, or 7.6%, and $4.6 million, or 11.3%, respectively, at June 30, 2013, from December 31, 2012, offset by a slight decrease in noninterest-bearing checking of $94,000, or 0.5%, at June 30, 2013, from December 31, 2012.  We believe the net increase in our core deposits resulted from our continued efforts to build relationships with our existing customers as well as our marketing efforts with new customers.  Certificates and time deposits decreased $1.1 million, or 3.7%, to $27.2 million at June 30, 2013, from $28.3 million at December 31, 2012, reflecting customer preference for more liquid transaction accounts rather than longer term deposits in the current low interest rate environment.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and as needed, to a lesser extent from the Bankers’ Bank of the West.  Although we expect advances from the FHLB-Topeka and short-term borrowings from FRB-Kansas City to remain an integral part of our funding strategy, our borrowings from the FHLB-Topeka and FRB-Kansas City remained at $6.3 million at June 30, 2013 from $6.3 million at December 31, 2012.  We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.

Total stockholders’ equity increased $541,000, or 0.9%, to $62.6 million at June 30, 2013, from $62.1 million at December 31, 2012.  The increase resulted primarily from net income of $1.5 million during the six months ended June 30, 2013, offset by an annual cash dividend of $0.28 per share, for an aggregate of $826,000, that was declared and paid during the period.  In addition, accumulated other comprehensive income declined by $210,000.

Madison County Financial, Inc.
Form 10-Q

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

General. Net income decreased $170,000, or 18.7%, to $740,000 for the three months ended June 30, 2013, from $910,000 for the three months ended June 30, 2012.  The decrease reflected an increase in our provision for loan losses and an increase in other expense, offset in part by an increase in net interest income, an increase in other income and a decrease in income tax expense during the 2013 quarter.

Interest and Dividend Income.  Interest and dividend income increased $44,000, or 1.6%, to $2.8 million for the quarter ended June 30, 2013 from $2.8 million for the quarter ended June 30, 2012.  The increase reflected an increase in average interest-earning assets to $270.6 million for the 2013 quarter compared to $221.9 million for the 2012 quarter, offset by a decrease in the average yield on interest-earning assets to 4.19% for the 2013 quarter from 5.04% for the 2012 quarter, as the 2013 quarter included a higher percentage of assets held in cash and cash equivalents as a result of our public stock offering which closed October 3, 2012.

Interest income and fees on loans decreased $6,000, or 0.2%, to $2.5 million for the three months ended June 30, 2013, from $2.5 million for the three months ended June 30, 2012, due to a decrease in the average yield on loans to 5.05% during the 2013 quarter from 5.50% during the 2012 quarter, reflecting lower market interest rates, offset by an increase in average loans outstanding quarter to quarter. Interest income on taxable investment securities decreased $5,000, or 5.6%, to $85,000 for the 2013 quarter from $90,000 for the 2012 quarter.  Interest income on non-taxable investment securities increased $42,000, or 25.1%, to $209,000 for the quarter ended June 30, 2013 from $167,000 for the quarter ended June 30, 2012, reflecting an increase in the average balance of such securities to $25.7 million during the 2013 quarter from $16.9 million during the 2012 quarter.  This increase was offset in part by a decrease in the average yield on such securities to 3.27% from 3.97%, quarter to quarter, reflecting lower market interest rates.

 Interest Expense.  Interest expense decreased $39,000, or 8.4%, to $427,000 for the three months ended June 30, 2013 from $466,000 for the three months ended June 30, 2012.  The decrease reflected a decrease in the average rate paid on interest-bearing liabilities in the 2013 quarter to 0.86% compared to 1.02% during the 2012 quarter, offset in part by an increase in the average balance of interest-bearing liabilities to $198.6 million for the 2013 quarter from $183.8 million for the 2012 quarter.

Interest expense on interest-bearing deposits decreased $37,000, or 9.0%, to $373,000 for the quarter ended June 30, 2013 from $410,000 for the quarter ended June 30, 2012, as the average rate paid on these deposits decreased to 0.78% during the 2013 quarter from 0.93% during the 2012 quarter, offset in part by a $15.2 million increase in the average balance of these deposits to $192.3 million during the 2013 quarter from $177.2 million during the 2012 quarter.  Interest expense on borrowings decreased $2,000, or 3.6%, to $54,000 during the three months ended June 30, 2013, from $56,000 during the three months ended June 30, 2012, reflecting a decrease in the average balance of borrowings to $6.3 million for the 2013 quarter from $6.6 million for the 2012 quarter, offset in part by a slightly higher rate paid on borrowings to 3.45% from 3.41% quarter to quarter, reflecting a larger percentage of long-term borrowings during the 2013 quarter as compared to the 2012 quarter.

Madison County Financial, Inc.
Form 10-Q

Net Interest Income.  Net interest income increased $83,000, or 3.6%, to $2.4 million for the three months ended June 30, 2013, from $2.3 million for the three months ended June 30, 2012, reflecting a $33.9 million increase in our average net interest-earning assets, to $72.0 million for 2013 from $38.1 million for 2012, offset by a decrease in our net interest rate spread to 3.33% for the 2013 quarter from 4.02% for the 2012 quarter, and a decrease in our net interest margin to 3.56% for the 2013 quarter from 4.19% for the 2012 quarter, as the 2013 quarter included a higher percentage of assets held in cash and cash equivalents as a result of our public stock offering which was closed October 3, 2012.  The increase in our average net interest-earning assets resulted primarily from the additional capital raised in the conversion stock offering and earnings which were reinvested in investment securities and other interest-earning assets.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 136.2% for the 2013 quarter from 120.8% for the 2012 quarter.  The decreases in our net interest rate spread and net interest margin reflected the 0.85% decrease in the average yield on our interest-earning assets which was partially offset by a 16 basis point decrease in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  We recorded a provision for loan losses of $255,000 for the three months ended June 30, 2013, an increase of $180,000, or 240.0%, from our provision of $75,000 for the three months ended June 30, 2012. Our determination to increase our provision resulted in part from management’s consideration of the continuing increases in the cost of agricultural real estate in our market area as well as the increases in the costs of crop production. Furthermore, effective December 31, 2011, the federal government allowed a major ethanol subsidy to expire which could adversely impact the price of corn and thus, adversely impact our agricultural borrowers and the risks associated with these types of loans.

The provision for loan losses for the three months ended June 30, 2013 reflected charge-offs of $20,000 and no recoveries. The allowance for loan losses was $5.4 million, or 2.7% of total loans, including loans held for sale, compared to $4.3 million, or 2.3% of total loans, including loans held for sale, at June 30, 2012.  Total nonperforming loans were $452,000 at June 30, 2013 compared to $380,000 at June 30, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 1,202% at June 30, 2013 compared to 1,131% at June 30, 2012.

Other Income.  Other income increased $8,000, or 1.8%, to $447,000 for the three months ended June 30, 2013, from $439,000 for the three months ended June 30, 2012.  The increase was due primarily to an increase in service charges on deposit accounts and an increase in loan servicing income offset by a decrease in gains on sales of loans, quarter to quarter.   The increase in loan servicing income reflects the continuing refinancing activity and the steady growth in the portfolio of serviced loans.  The decline in gains on sales of loans resulted from a decline in the volume of loans sold, quarter to quarter.

Madison County Financial, Inc.
Form 10-Q

Other Expense.  Other expense increased $172,000, or 12.2%, to $1.6 million for the three months ended June 30, 2013, from $1.4 million for the three months ended June 30, 2012, due primarily to a $155,000 increase in salaries and employee benefits expense.  Salaries and employees benefits increased due to a $48,000 increase in ESOP-related expenses, and other normal annual salary increases and payouts under our benefit plans.

Income Tax Expense.  The provision for income taxes was $269,000 for the three months ended June 30, 2013, compared to $360,000 for the three months ended June 30, 2012, reflecting a decrease in pretax income.  Our effective tax rate was 26.7% for the quarter ended June 30, 2013 compared to 28.4% for the quarter ended June 30, 2012.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

General.  Net income decreased $547,000, or 26.8%, to $1.5 million for the six months ended June 30, 2013, from $2.0 million for the six months ended June 30, 2012.  The decrease reflected a decrease in net interest income, an increase in our provision for loan losses and an increase in other expense, offset in part by a slight increase in other income and a decrease in income tax expense during the 2013 period.

Interest and Dividend Income.  Interest and dividend income decreased $181,000, or 3.1%, to $5.7 million for the six months ended June 30, 2013 from $5.9 million for the six months ended June 30, 2012.  The decrease resulted from a decrease in the average yield on interest-earning assets to 4.26% for the 2013 period from 5.40% for the 2012 period, offset by an increase in average interest-earning assets to $269.3 million for the 2013 period compared to $218.9 million for the 2012 period.  The decrease in the average yield on interest-earning assets for the 2013 period resulted from a higher percentage of assets held in cash and cash equivalents as a result of our public stock offering which was closed October 3, 2012.

Interest income and fees on loans decreased $299,000, or 5.6%, to $5.1 million for the six months ended June 30, 2013, from $5.4 million for the six months ended June 30, 2012, due to a decrease in the average yield on loans to 5.09% during the 2013 period from 5.92% during the 2012 period, reflecting lower market interest rates, offset by an increase in average loans outstanding period to period.  Interest income on taxable investment securities decreased $6,000 to $168,000 for the 2013 period from $174,000 for the 2012 period, offset in part by an increase in the average yield on such securities to 2.76% from 2.61%, period to period.   Interest income on non-taxable investment securities increased $101,000, or 33.1%, to $406,000 for the six months ended June 30, 2013, from $305,000 for the six months ended June 30, 2012, reflecting an increase in the average balance of such securities to $24.2 million during the 2013 period from $15.2 million during the 2012 period.  This increase was offset in part by a decrease in the average yield on such securities to 3.37% from 4.04%, period to period, reflecting lower market interest rates.

Madison County Financial, Inc.
Form 10-Q

Interest Expense.  Interest expense decreased $60,000, or 6.5%, to $864,000 for the six months ended June 30, 2013 from $924,000 for the six months ended June 30, 2012.  The decrease reflected a decrease in the average rate paid on total interest-bearing liabilities for the six months ended June 30, 2013, to 0.88% compared to 1.02% for the six months ended June 30, 2012, offset by an increase of $16.5 million in the average balance of these interest-bearing liabilities to $198.2 million for the 2013 period from $181.7 million for the 2012 period.

Interest expense on interest-bearing deposits decreased $55,000, or 6.8%, to $756,000 for the six months ended June 30, 2013 from $811,000 for the six months ended June 30, 2012, as the average rate paid on these deposits decreased to 0.79% during the 2013 period from 0.94% during the 2012 period, offset in part by an increase of $17.8 million in the average balance of these deposits to $191.9 million from $174.1 million, period to period.  Interest expense on borrowings  decreased $5,000, or 4.4%, to $108,000 during the six months ended June 30, 2013, from $113,000 for the six months ended June 30, 2012, reflecting a decrease in the average balance of borrowings to $6.3 million for the 2013 period from $7.6 million for the 2012 period, offset in part by a higher rate paid on such borrowings to 3.45% from 3.00%, period to period, reflecting a larger percentage of long-term borrowings during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net Interest Income.  Net interest income decreased $121,000, or 2.4%, to $4.8 million for the six months ended June 30, 2013, from $5.0 million for the six months ended June 30, 2012, reflecting a decrease in our net interest rate spread to 3.38% for the 2013 period from 4.38% for the 2012 period, as the 2013 period included a higher percentage of assets held in cash and cash equivalents as a result of our public stock offering which was closed October 3, 2012, and a decrease in the net interest margin to 3.61% for the 2013 period from 4.55% for the 2012 period, offset by an increase in our average net interest-earning assets to $71.1 million for the 2013 period from $37.2 million for the 2012 period.  The increase in our average net interest-earning assets resulted primarily from the additional capital raised in the conversion stock offering and earnings which were reinvested in loans, investment securities and other interest-earning assets.  The decreases in our net interest rate spread and net interest margin reflected the 1.14% decrease in the average yield on our interest-earning assets, offset in part by a 14 basis point decrease in the average cost of our interest-bearing liabilities.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 135.9% for the 2013 period from 120.5% for the 2012 period.

Provision for Loan Losses.  We recorded a provision for loan losses of $510,000 for the six months ended June 30, 2013, an increase of $325,000, or 175.7%, from our provision of $185,000 for the six months ended June 30, 2012.   Our determination to increase our provision resulted in part from management’s consideration of the continuing increases in the cost of agricultural real estate in our market area as well as the increases in the costs of crop production. Furthermore, effective December 31, 2011, the federal government allowed a major ethanol subsidy to expire which could adversely impact the price of corn and thus, adversely impact our agricultural borrowers and the risks associated with these types of loans.

Madison County Financial, Inc.
Form 10-Q

The provision for loan losses for the six months ended June 30, 2013 reflected charge-offs of $20,000 and no recoveries.  The allowance for loan losses was $5.4 million, or 2.7% of total loans, including loans held for sale, at June 30, 2013, compared to $4.3 million, or 2.3% of total loans, including loans held for sale, at June 30, 2012.  Total nonperforming loans were $452,000 at June 30, 2013 compared to $380,000 at June 30, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 1,202% at June 30, 2013 compared to 1,131% at June 30, 2012.

Other Income.  Other income increased slightly by $1,000, or 0.1%, to $905,000 for the six months ended June 30, 2013, from $904,000 for the six months ended June 30, 2012.  The increase was due primarily to an increase in service charges on deposit accounts and an increase in loan servicing income offset by a decrease in gains on sales of loans.  The increase in loan servicing income reflects the continuing refinancing activity and the steady growth in the portfolio of serviced loans.  The decline in gains on sales of loans resulted from stronger market competition and a compression in the pricing offered by the purchasers of sold loans, offset by a slight increase in the volume of loans sold.

Other Expense.  Other expense increased $393,000, or 14.1%, to $3.2 million for the six months ended June 30, 2013, from $2.8 million for the six months ended June 30, 2012, due primarily to a $233,000 increase in salaries and employee benefits expense and a $120,000 increase in professional fees.  Salaries and employees benefits increased due to an $89,000 increase in ESOP-related expenses, and other normal annual salary increases and payouts under our benefit plans.  Professional fees increased as a result of additional public company-required costs and the timing of such services, period to period.

Income Tax Expense.  The provision for income taxes was $555,000 for the six months ended June 30, 2013, compared to $846,000 for the six months ended June 30, 2012, reflecting a decrease in pretax income.  Our effective tax rate was 27.1% for the six months ended June 30, 2013 compared to 29.3% for the six months ended June 30, 2012.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

  Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sale of loans, proceeds from maturities and calls of securities, advances from the Federal Home Loan Bank-Topeka and borrowings from the Federal Reserve Bank of Kansas City, and to a lesser extent from the Bankers’ Bank of the West, and other income including income from our insurance agency subsidiary.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Additionally, we historically have experienced significant increases in our deposits during the first and second calendar quarters of each year as a result of our farm customers depositing proceeds from the sale of agricultural commodities during this period. Similarly, our borrowings have historically increased during the fourth calendar quarter of each year in response to increased loan demand from our farm customers during this period, many of whom purchase their crop production supplies (seed, fertilizer, fuel and chemicals) during October through December.

Madison County Financial, Inc.
Form 10-Q

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.1 million and $4.1 million for the six months ended June 30, 2013 and 2012, respectively.  Net cash provided by investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $2.9 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively, principally due to a decrease in loans receivable and by purchases of investment securities in excess of maturities.  Net cash provided by (used in) financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings, was $11.0 million and $(7.4) million for the six months ended June 30, 2013 and 2012, respectively, and resulted primarily from the decline in short-term borrowings, and the declaration and payment of an annual cash dividend of $0.28 per share, offset by an increase in deposits.

At June 30, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $47.8 million, or 18.3% of adjusted total assets, which is above the required level of $10.4 million, or 4.0%; and total risk-based capital of $51.0 million, or 19.5% of risk-weighted assets, which is above the required level of $20.9 million, or 8.0%.  Accordingly Madison County Bank was categorized well capitalized at June 30, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The final rule also implements consolidated capital requirements for savings and loan holding companies, such as the Company, effective January 1, 2015.

Madison County Financial, Inc.
Form 10-Q

At June 30, 2013, we had outstanding commitments to originate loans of $22.7 million and lines of credit of $24.4 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2013 totaled $19.3 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher  levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Madison County Financial, Inc.
Form 10-Q

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

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

Madison County Financial, Inc.
Form 10-Q

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

Madison County Financial, Inc.

Date: August 13, 2013	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: August 13, 2013	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

