Form 10-Q
period 2013-09-30
Madison County Financial, Inc.
filed 2013-11-08
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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
YES ☐     NO ☒

As of November 5, 2013, 3,051,554 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.
Form 10-Q

Part I. – Financial Information
Item 1.          Financial Statements

Madison County Financial, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$2,400	$5,647
Interest-earning demand accounts	754	2,271
Cash and cash equivalents	3,154	7,918
Certificates of deposit	1,250	1,500
Investment securities:
Available for sale, at fair value	9,572	8,982
Held to maturity, at amortized cost (fair value of $33,454 and $25,630, respectively)	34,679	25,026
Loans held for sale	375	159
Loans receivable, net of allowance for losses of $5,736 and $4,941, respectively	211,502	207,157
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	1,469	2,076
Premises and equipment, net	2,226	2,274
Bank-owned life insurance (“BOLI”)	4,711	4,598
Accrued interest receivable	4,275	3,845
Core deposit intangible	693	810
Goodwill	481	481
Other assets	2,664	2,431

Total assets	$277,051	$267,257

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$203,760	$195,187
Borrowings	6,000	6,300
Accrued interest payable	98	106
Other liabilities	3,780	3,600
Total liabilities	213,638	205,193

Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding - 3,193,054 and 3,193,054 respectively	32	32
Additional paid in capital	30,746	30,693
Unearned employee stock ownership plan (ESOP)	(2,375)	(2,452)
Retained earnings	34,996	33,530
Accumulated other comprehensive income	14	261
Total stockholders’ equity	63,413	62,064

Total liabilities and stockholders’ equity	$277,051	$267,257

See notes to condensed consolidated financial statements

Madison County Financial, Inc.
Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,606	$2,632	$7,688	$8,013
Investment securities - taxable	65	89	233	263
Investment securities - non-taxable	232	173	638	478
Other	12	13	57	35
Total interest income	2,915	2,907	8,616	8,789

Interest Expense
Deposits	374	426	1,130	1,237
Borrowings	55	58	163	171
Total interest expense	429	484	1,293	1,408

Net interest income	2,486	2,423	7,323	7,381
Provision for loan losses	305	250	815	435

Net Interest Income After Provision for Loan Losses	2,181	2,173	6,508	6,946

Other Income
Service charges on deposit accounts	57	54	159	141
ATM and credit card fees	35	33	100	97
Loan servicing income, net	55	41	156	112
Gain on sale of loans	119	251	413	591
Net realized losses on investment securities	-	(12)	-	(12)
Increase in surrender value of life insurance	37	38	113	115
Insurance commission income	177	125	360	308
Other income	17	27	101	109
Total other income	497	557	1,402	1,461

Other Expense
Salaries and employee benefits	1,014	949	2,977	2,679
Director fees and benefits	24	23	72	68
Net occupancy	128	125	407	374
Data processing fees	44	42	142	132
Professional fees	82	12	301	111
Advertising	29	16	84	52
Supplies	36	34	92	103
FDIC insurance premiums	33	29	102	86
Core deposit intangible amortization	39	45	117	134
Other expense	151	138	471	466
Total other expense	1,580	1,413	4,765	4,205

Income Before Income Tax Expense	1,098	1,317	3,145	4,202
Income tax expense	298	372	853	1,218
Net Income	$800	$945	$2,292	$2,984

Earnings Per Share:
Basic	$0.27	N/A	$0.78	N/A
Diluted	0.27	N/A	0.78	N/A
Dividends Per Share	-	-	0.28	-

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)

Net Income	$800	$945	$2,292	$2,984

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale
securities, net of taxes of $(18), $8,
$(127) and $13, respectively	(37)	14	(247)	24

Less: reclassification adjustment for realized losses
included in net income, net of taxes of $0, $(4),
$0 and $(4), respectively	-	(8)	-	(8)

	(37)	22	(247)	32
Comprehensive Income
	$763	$967	$2,045	$3,016
See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)	Equity
	(Unaudited)

Balance, January 1, 2013	3,193,054	$32	$30,693	$(2,452)	$33,530	$261	$62,064

Net income					2,292		2,292
Other comprehensive loss						(247)	(247)
ESOP shares earned			53	77			130
Dividends paid ($0.28 per share)					(826)		(826)

Balance, September 30, 2013	3,193,054	$32	$30,746	$(2,375)	$34,996	$14	$63,413

Balance, January 1, 2012	-	$-	$-	$-	$29,900	$231	$30,131

Net income					2,984		2,984
Other comprehensive income						32	32

Balance, September 30, 2012	-	$-	$-	$-	$32,884	$263	$33,147

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities:
Net income	$2,292	$2,984
Items not requiring cash:
Provision for loan losses	815	435
Depreciation and amortization	165	178
Investment securities amortization, net	33	16
Investment securities gains (losses)	-	12
Core deposit intangible amortization	117	134
Loans originated for sale in the secondary market	(20,473)	(24,354)
Proceeds from loan sales in the secondary market	20,644	25,509
Gain on loans sold	(413)	(591)
Increase in surrender value of life insurance	(113)	(115)
Net change in:
Accrued interest receivable	(430)	117
Accrued interest payable	(8)	(43)
Other adjustments	483	(401)
Net cash provided by operating activities	3,112	3,881

Investing activities:
Net change in certificates of deposit	250	(250)
Purchases of investment securities available for sale	(4,148)	(5,362)
Proceeds from maturities of investment securities available for sale	2,650	7,200
Purchases of investment securities held to maturity	(13,774)	(8,132)
Proceeds from maturities of investment securities held to maturity	4,342	755
Proceeds from redemption of FHLB stock	634	-
Net change in loans receivable	(5,160)	(3,538)
Purchases of premises and equipment	(117)	(36)
Other investing activities	-	108
Net cash used in investing activities	(15,323)	(9,255)

Financing activities:
Net change in checking and money market savings accounts	9,812	11,564
Net change in certificates of deposit	(1,239)	(4,954)
Proceeds from stock conversion	-	26,942
Net change in short-term borrowings	-	(20,100)
Repayment of FHLB advances	(300)	(500)
Dividends paid	(826)	-
Net cash provided by financing activities	7,447	12,952

Net Change in Cash and Cash Equivalents	(4,764)	7,578

Cash and Cash Equivalents, Beginning of Period	7,918	6,457

Cash and Cash Equivalents, End of Period	$3,154	$14,035

Additional Cash Flows Information:
Interest paid	$1,301	$1,451
Taxes paid	1,151	1,428

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 28, 2013.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and nine-month periods ended September 30, 2013, are not necessarily indicative of the results which may be expected for the year ending December 31, 2013.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Earnings Per Share

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
	(Unaudited, Dollars in Thousands except share and per share data)

Net income	$800	$2,292
Shares outstanding for basic EPS:
Average shares outstanding	3,193,054	3,193,054
Less: Average Unearned ESOP Shares	239,249	241,778
Shares outstanding for basic EPS	2,953,805	2,951,276

Additional dilutive shares	-	-

Share outstanding for diluted EPS	2,953,805	2,951,276

Basic earnings per share	$0.27	$0.78
Diluted earnings per share	$0.27	$0.78

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	September 30, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$1	$-	$501
Federal agencies	9,050	272	(251)	9,071
Total available for sale	9,550	273	(251)	9,572

Held to maturity:
State and municipal	34,679	164	(1,389)	33,454
Total held to maturity	34,679	164	(1,389)	33,454

Total investment securities	$44,229	$437	$(1,640)	$43,026

	December 31, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	8,086	408	(12)	8,482
Total available for sale	8,586	408	(12)	8,982

Held to maturity:
Federal agencies	498	10	-	508
State and municipal	24,528	600	(6)	25,122
Total held to maturity	25,026	610	(6)	25,630

Total investment securities	$33,612	$1,018	$(18)	$34,612

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The amortized cost and fair value of investment securities at September 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited, In Thousands)

Within one year	$-	$-	$1,795	$1,799
After one through five years	2,284	2,458	5,474	5,486
After five through ten years	4,845	4,823	3,861	3,857
After ten years	2,421	2,291	23,549	22,312

	$9,550	$9,572	$34,679	$33,454

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,394 at September 30, 2013 (unaudited) and $5,673 at December 31, 2012.

There were no sales of investment securities available for sale for the three and nine months ended September 30, 2013 and 2012 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at September 30, 2013 (unaudited) and December 31, 2012 was $23,714 and $3,163, which is approximately 55% and 9%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Investment securities with unrealized losses at September 30, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited, In Thousands)
Available for sale-
Federal agencies	$5,219	$(246)	$500	$(5)	$5,719	$(251)
Held to maturity-
State and municipal	16,710	(1,243)	1,285	(146)	17,995	(1,389)

	$21,929	$(1,489)	$1,785	$(151)	$23,714	$(1,640)

Investment securities with unrealized losses at December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Available for sale-
Federal agencies	$1,807	$(3)	$259	$(9)	$2,066	$(12)
Held to maturity-
State and municipal	1,047	(5)	50	(1)	1,097	(6)

	$2,854	$(8)	$309	$(10)	$3,163	$(18)

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the nine month-end periods ended September 30, 2013 and 2012 (unaudited).

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Categories of loans receivable include:

	September 30,	December 31,
	2013	2012
	(Unaudited)
Real estate:
Agricultural	$103,286	$96,569
Commercial and multi-family	21,225	21,205
One- to four-family residential	36,471	35,964
Agricultural and commercial non-real estate	51,745	53,611
Consumer	4,511	4,749
	217,238	212,098
Less
Allowance for losses	5,736	4,941

Total loans	$211,502	$207,157

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment the activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended September 30, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,879	$677	$548	$1,232	$95	$5,431
Provision for loan losses	202	(23)	(67)	198	(5)	305
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,081	$654	$481	$1,430	$90	$5,736

Nine Months Ended September 30, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,585	$456	$467	$1,337	$96	$4,941
Provision for loan losses	496	198	34	93	(6)	815
Loans charged to the allowance	-	-	(20)	-	-	(20)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,081	$654	$481	$1,430	$90	$5,736

Three Months Ended September 30, 2012 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$1,976	$510	$651	$1,089	$70	$4,296
Provision for loan losses	135	(36)	(109)	233	27	250
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,111	$474	$542	$1,322	$97	$4,546

Nine Months Ended September 30, 2012 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$1,579	$556	$818	$984	$80	$4,017
Provision for loan losses	461	(82)	(299)	338	17	435
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	71	-	23	-	-	94

Balance, end of period	$2,111	$474	$542	$1,322	$97	$4,546

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2013 and December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
At September 30, 2013 (Unaudited):

Allowance:
Ending balance	$3,081	$654	$481	$1,430	$90	$5,736
Ending balance: individually evaluated for impairment	$-	$148	$5	$-	$-	$153
Ending balance: collectively evaluated for impairment	$3,081	$506	$476	$1,430	$90	$5,583

Loans:
Ending balance	$103,286	$21,225	$36,471	$51,745	$4,511	$217,238
Ending balance individually evaluated for impairment	$-	$148	$23	$-	$-	$171
Ending balance collectively evaluated for impairment	$103,286	$21,077	$36,448	$51,745	$4,511	$217,067

At December 31, 2012:

Allowance:
Ending balance	$2,585	$456	$467	$1,337	$96	$4,941
Ending balance: individually evaluated for impairment	$-	$-	$45	$-	$-	$45
Ending balance: collectively evaluated for impairment	$2,585	$456	$422	$1,337	$96	$4,896

Loans:
Ending balance	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098
Ending balance individually evaluated for impairment	$-	$-	$82	$-	$-	$82
Ending balance collectively evaluated for impairment	$96,569	$21,205	$35,882	$53,611	$4,749	$212,016

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Pass	$103,161	$21,077	$35,856	$51,721	$4,511	$216,326
Special Mention	-	-	502	24	-	526
Substandard	125	148	113	-	-	386
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$103,286	$21,225	$36,471	$51,745	$4,511	$217,238

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)

Pass	$96,444	$21,205	$35,290	$53,546	$4,747	$211,232
Special Mention		-	557	65	-	622
Substandard	125	-	117	-	2	244
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098

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

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of September 30, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Past Due:
30-59 days	$-	$-	$13	$573	$-	$586
60-89 days	146	148	80	-	11	385
90 days or more	125	-	41	37	2	205
Total past due	271	148	134	610	13	1,176
Current	103,015	21,077	36,337	51,135	4,498	216,062

Total loans	$103,286	$21,225	$36,471	$51,745	$4,511	$217,238

Nonaccrual loans	$125	$148	$113	$-	$-	$386
Loans past due 90 days and still accruing	-	-	41	37	-	78

	$125	$148	$154	$37	$-	$464

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands).

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Impaired loans with an allowance for loan losses	$-	$148	$23	$-	$-	$171
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$148	$23	$-	$-	$171

Unpaid principal balance of impaired loans	$-	$148	$23	$-	$-	$171
Allowance for loan losses on impaired loans	-	148	5	-	-	153

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents average impaired loans based on class level for the three and nine months ended September 30, 2013 and 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Average recorded investment in impaired loans for the three months
ended September 30, 2013	$-	$151	$23	$-	$-	$174
Average recorded investment in impaired loans for the three montths
ended September 30, 2012	-	-	83	-	-	83

Average recorded investment in impaired loans for the nine months
ended September 30, 2013	$-	$26	$30	$-	$-	$56
Average recorded investment in impaired loans for the nine months
ended September 30, 2012	-	-	42	-	-	42

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$82	$-	$-	$82
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$82	$-	$-	$82

Unpaid principal balance of impaired loans	$-	$-	$82	$-	$-	$82
Allowance for loan losses on impaired loans	-	-	45	-	-	45
Average recorded investment in impaired loans	-	-	49	-	-	49

Interest income of $6, $7, $4 and $4 was recognized on impaired loans for the three and nine months ended September 30, 2013 (unaudited) and for the three and nine months ended September 30, 2012 (unaudited), respectively.

During the three and nine months ended September 30, 2013 and 2012 (unaudited), there were no new restructurings classified as troubled debt restructurings.  At September 30, 2013 and 2012 (unaudited), there were no such loans restructured within the last twelve months that were in default.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$501	$501	$-	$-
Federal agencies	9,071	-	9,071	-
	$9,572	$501	$9,071	$-

	December 31, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	8,482	-	8,482	-
	$8,982	$500	$8,482	$-

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
September 30, 2013 (Unaudited)

Impaired loans	$18	$-	$-	$18

December 31, 2012

Impaired loans	$37	$-	$-	$37

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average
	(In Thousands)

At September 30, 2013: (Unaudited)

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2013:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Financial assets:
Cash and cash equivalents	$3,154	$3,154	$-	$-
Certificates of deposit	1,250	1,250	-	-
Held to maturity investment securities	34,679	-	33,454	-
Loans held for sale	375	-	375	-
Loans, net	211,502	-	-	218,916
Stock in Federal Home Loan Bank of Topeka	1,469	-	1,469	-
Accrued interest receivable	4,275	-	4,275	-

Financial liabilities:
Deposits	203,760	176,724	-	27,179
Borrowings	6,000	-	6,307	-
Accrued interest payable	98	-	98	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$7,918	$7,918	$-	$-
Certificates of deposit	1,500	1,500	-	-
Held to maturity investment securities	25,026	-	25,630	-
Loans held for sale	159	-	159	-
Loans, net	207,157	-	-	220,196
Stock in Federal Home Loan Bank of Topeka	2,076	-	2,076	-
Accrued interest receivable	3,845	-	3,845	-

Financial liabilities:
Deposits	195,187	166,912	-	28,497
Borrowings	6,300	-	6,617	-
Accrued interest payable	106	-	106	-

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

Madison County Financial, Inc.
Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2013 and 2012 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets increased $9.8 million, or 3.7%, to $277.1 million at September 30, 2013 from $267.3 million at December 31, 2012.  The increase was due primarily to increases in investment securities classified as held to maturity and net loans receivable, offset in part by a decrease in cash and cash equivalents and investment in Federal Home Loan Bank stock.  Net loans increased primarily due to an increase in agricultural real estate loans.  Investment securities increased, and cash and cash equivalents decreased, as we continued to deploy funds from the stock conversion proceeds to purchase these securities. Investment in Federal Home Loan Bank stock decreased as a result of the Federal Home Loan Bank of Topeka’s repurchase of excess common stock.

Madison County Financial, Inc.
Form 10-Q

Net loans receivable increased $4.3 million, or 2.1%, to $211.5 million at September 30, 2013 from $207.2 million at December 31, 2012.  Agricultural real estate loans increased $6.7 million, or 7.0%, to $103.3 million at September 30, 2013 from $96.6 million at December 31, 2012.  One- to four-family residential real estate loans increased $507,000, or 1.4%, to $36.5 million at September 30, 2013, from $36.0 million at December 31, 2012.  The increase in agricultural real estate loans reflects purchase activity by our current agricultural loan customers and the addition of new agricultural real estate customers.  The increase in one- to four-family residential real estate loans reflects a slightly higher demand for housing in our market area combined with the decline in competition for these loans from community banks reflecting increased compliance changes.  Agricultural and commercial non-real estate loans decreased $1.9 million, or 3.5%, to $51.7 million at September 30, 2013, from $53.6 million at December 31, 2012.  The decrease in agricultural and commercial non-real estate loans resulted from seasonal loan paydowns relating primarily to the cash flow cycle of our farming customers.   Consumer loans decreased $238,000, or 5.0%, to $4.5 million at September 30, 2013, from $4.7 million at December 31, 2012.

Investment securities classified as available for sale increased $590,000, or 6.6%, to $9.6 million at September 30, 2013, from $9.0 million at December 31, 2012.  Investment securities classified as held to maturity increased $9.7 million, or 38.6%, to $34.7 million at September 30, 2013, from $25.0 million at December 31, 2012.  Agricultural loan customers aggressively paid down lines of credit in the first and second quarters due to record high grain prices, and the funds received from these repayments and the additional capital raised in the public stock offering which closed October 3, 2012, were reinvested in cash and cash equivalents, and subsequently used to purchase investment securities and fund an increase in loans receivable. Investment in Federal Home Loan Bank stock decreased $607,000, or 29.2%, to $1.5 million at September 30, 2013, from $2.1 million at December 31, 2012, due to the Federal Home Loan Bank of Topeka’s repurchase of our excess Class A and Class B common stock.

Accrued interest receivable on loans increased $430,000, or 11.2%, to $4.3 million at September 30, 2013, from $3.8 million at December 31, 2012, due to the increase in net loans at September 30, 2013, as compared to December 31, 2012, offset by a decrease in the average yield on loans to 5.05% at September 30, 2013, from 5.63% at December 31, 2012.

Deposits increased $8.6 million, or 4.4%, to $203.8 million at September 30, 2013, from $195.2 million at December 31, 2012, due primarily to a net increase in core deposits.  Interest-bearing checking and money market savings accounts increased $5.8 million, or 5.4%, and $5.2 million, or 12.7%, respectively, at September 30, 2013, from December 31, 2012.  This increase was offset by a decrease in noninterest-bearing checking accounts of $1.3 million, or 7.3%, at September 30, 2013, from December 31, 2012.  We believe the net increase in our core deposits resulted from our continued efforts to build relationships with our existing customers as well as our marketing efforts with new customers.  Certificates and time deposits decreased $1.2 million, or 4.4%, to $27.0 million at September 30, 2013, from $28.3 million at December 31, 2012, reflecting continued customer preference for more liquid transaction accounts rather than longer term deposits in the current low interest rate environment.

Madison County Financial, Inc.
Form 10-Q

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and as needed, to a lesser extent from the Bankers’ Bank of the West.  Our borrowings from the FHLB-Topeka decreased $300,000, or 4.8%, to $6.0 million at September 30, 2013, from $6.3 million at December 31, 2012.  We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.

Total stockholders’ equity increased $1.3 million, or 2.2%, to $63.4 million at September 30, 2013, from $62.1 million at December 31, 2012.  The increase resulted primarily from net income of $2.3 million during the nine months ended September 30, 2013, offset by an annual cash dividend of $0.28 per share, for an aggregate of $826,000, that was declared and paid during the period.  In addition, accumulated other comprehensive income declined by $247,000.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

General.  Net income decreased $145,000, or 15.3%, to $800,000 for the three months ended September 30, 2013, from $945,000 for the three months ended September 30, 2012.  The decrease reflected an increase in our provision for loan losses and other expense and a decrease in other income, offset in part by an increase in net interest income and a decrease in income tax expense during the 2013 quarter.

Interest and Dividend Income.  Interest and dividend income increased slightly by $8,000, or 0.3%, to $2.9 million for the quarter ended September 30, 2013 from $2.9 million for the quarter ended September 30, 2012.  The increase reflected an increase in average interest-earning assets to $266.5 million for the 2013 quarter compared to $226.7 million for the 2012 quarter, which was offset by a decrease in the average yield on interest-earning assets to 4.35% for the 2013 quarter from 5.10% for the 2012 quarter, reflecting the lower interest rate environment.

Interest income and fees on loans decreased $26,000, or 1.0%, to $2.6 million for the three months ended September 30, 2013, from $2.6 million for the three months ended September 30, 2012, due to a decrease in the average yield on loans to 4.99% during the 2013 quarter from 5.45% during the 2012 quarter, reflecting lower market interest rates, offset by an increase in average loans outstanding to $207.9 million for the quarter ended September 30, 2013, from $192.1 million for the quarter ended September 30, 2012.  Interest income on taxable investment securities decreased $24,000, or 27.0%, to $65,000 for the 2013 quarter from $89,000 for the 2012 quarter.  Interest income on non-taxable investment securities increased $59,000, or 34.1%, to $232,000 for the 2013 quarter from $173,000 for the 2012 quarter, reflecting a $10.7 million increase in the average balance of these securities to $29.6 million for the quarter ended September 30, 2013, from $18.9 million for the quarter ended September 30, 2012.  This increase was offset by a decrease in the average yield on such securities to 3.12% from 3.64%, quarter to quarter, reflecting lower market interest rates.

Interest Expense.  Interest expense decreased $55,000, or 11.4%, to $429,000 for the three months ended September 30, 2013, from $484,000 for the three months ended September 30, 2012.  The decrease reflected a decrease in the average rate paid on interest-bearing liabilities in the 2013 quarter to 0.87% compared to 1.04% for the 2012 quarter, offset by an increase in the average balance of interest-bearing liabilities to $195.3 million for the 2013 quarter from $184.6 million for the 2012 quarter.

Madison County Financial, Inc.
Form 10-Q

Interest expense on interest-bearing deposits decreased $52,000, or 12.2%, to $374,000 for the quarter ended September 30, 2013 from $426,000 for the quarter ended September 30, 2012, as the average rate paid on these deposits decreased to 0.79% for the 2013 quarter from 0.96% for the 2012 quarter, offset by a $12.9 million increase in the average balance of these deposits to $189.0 million during the 2013 quarter from $176.2 million during the 2012 quarter.  Interest expense on borrowings decreased $3,000, or 5.2%, to $55,000 during the three months ended September 30, 2013, from $58,000 during the three months ended September 30, 2012, reflecting a decrease of $2.2 million, or 25.9%, in the average balance of borrowings to $6.3 million for the 2013 quarter from $8.5 million for the 2012 quarter.  This was offset by an increase in the rate paid on borrowings to 3.48% from 2.72% quarter to quarter, reflecting a larger percentage of long-term borrowings during the 2013 quarter as compared to the 2012 quarter.

Net Interest Income.  Net interest income increased $63,000, or 2.6%, to $2.5 million for the three months ended September 30, 2013, from $2.4 million for the three months ended September 30, 2012, reflecting a $29.1 million increase in our average net interest-earning assets, to $71.1 million for the 2013 period from $42.0 million for the year earlier period.  This increase was offset by a decrease in our net interest rate spread to 3.48% for the 2013 quarter from 4.06% for the 2012 quarter, and a decrease in our net interest margin to 3.71% for the 2013 quarter from 4.25% for the 2012 quarter.  The increase in our average net interest-earning assets resulted primarily from the additional capital raised in the conversion stock offering and earnings which were reinvested in investment securities and other interest-earning assets.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 136.4% for the 2013 quarter from 122.8% for the 2012 quarter.  The decreases in our net interest rate spread and net interest margin reflected the 75 basis point decrease in the average yield on our interest-earning assets which was partially offset by a 17 basis point decrease in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  We recorded a provision for loan losses of $305,000 for the three months ended September 30, 2013, which was an increase of $55,000, or 22.0%, from our provision of $250,000 for the three months ended September 30, 2012.  The provision was increased as a result of management’s determination to address a possible asset bubble in agricultural real estate in our market area that may be forming due to the continued increase in farmland prices at a double-digit rate over the past several years.  At the same time, agricultural real estate loans have increased $20.5 million, or 24.7%, period to period, and now comprise 47.6% of net loans receivable.  The additional reserves were recorded largely to address the increasing risk and increasing balance in this loan class.  Furthermore, effective December 31, 2011, the federal government allowed a major ethanol subsidy to expire which could adversely impact the price of corn and thus, adversely impact our agricultural borrowers and the risks associated with these types of loans.

The provision for loan losses for the three months ended September 30, 2013 and 2012, reflected no charge-offs or recoveries.  The allowance for loan losses was $5.7 million, or 2.6% of total loans, including loans held for sale, at September 30, 2013, compared to $4.5 million, or 2.3% of total loans, including loans held for sale, at September 30, 2012.  Total nonperforming loans were $464,000 at September 30, 2013, compared to $220,000 at September 30, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 1,236% at September 30, 2013, compared to 2,066% at September 30, 2012.

Madison County Financial, Inc.
Form 10-Q

Other Income.  Other income decreased $60,000, or 10.8%, to $497,000 for the three months ended September 30, 2013, from $557,000 for the three months ended September 30, 2012.  The decrease was due primarily to a decrease in gains on sales of loans, offset by an increase in loan servicing income and insurance commission income, quarter to quarter.  The increase in loan servicing income reflects the steady growth in the portfolio of serviced loans.  The decline in gains on sales of loans resulted from a decline in the volume of loans sold, quarter to quarter.

Other Expense.  Other expense increased $167,000, or 11.8%, to $1.6 million for the three months ended September 30, 2013, from $1.4 million for the three months ended September 30, 2012, due primarily to a $65,000 increase in salaries and employee benefits expense and a $70,000 increase in professional fees.  Salaries and employees benefits increased due to a $45,000 increase in ESOP-related expense, and other normal annual salary increases and payouts under our benefit plans.  Professional fees increased as a result of additional public company-required costs and the timing of such services, quarter to quarter.

Income Tax Expense.  The provision for income taxes was $298,000 for the three months ended September 30, 2013, compared to $372,000 for the three months ended September 30, 2012, reflecting a decrease in pretax income.  Our effective tax rate was 27.1% for the quarter ended September 30, 2013, compared to 28.2% for the quarter ended September 30, 2012.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

General.  Net income decreased $692,000, or 23.2%, to $2.3 million for the nine months ended September 30, 2013, from $3.0 million for the nine months ended September 30, 2012.    The decrease reflected a decrease in our net interest income and other income, and an increase in our provision for loan losses and other expenses during the 2013 period.

Interest and Dividend Income.  Interest and dividend income decreased $173,000, or 2.0%, to $8.6 million for the nine months ended September 30, 2013 from $8.8 million for the nine months ended September 30, 2012.  The decrease reflected a decrease in the average yield on interest-earning assets to 4.29% for the 2013 period from 5.30% for the 2012 period, which was offset by an increase in average interest-earning assets to $268.4 million for the 2013 period compared to $221.5 million for the 2012 period, reflecting the lower interest rate environment.

Interest income and fees on loans decreased $325,000, or 4.1%, to $7.7 million for the nine months ended September 30, 2013, from $8.0 million for the nine months ended September 30, 2012.  The decrease was due to a decrease in the average yield on loans to 5.05% during the 2013 period from 5.75% during the 2012 period, reflecting lower market interest rates, offset by an increase in average loans outstanding to $203.2 million for the period ending September 30, 2013, from $186.0 million for the period ending September 30, 2012.  Interest income on taxable investment securities decreased $30,000, or 11.4%, to $233,000 for the 2013 period from $263,000 for the 2012 period.  Interest income on non-taxable investment securities increased $160,000, or 33.5%, to $638,000 for the 2013 period from $478,000 for the 2012 period, reflecting a $9.6 million increase in the average balance of these securities to $26.0 million for the period ending September 30, 2013, from $16.4 million for the period ending September 30, 2012.  This increase was offset by a decrease in the average yield on such securities to 3.27% from 3.89%, period to period, reflecting lower market interest rates.

Madison County Financial, Inc.
Form 10-Q

Interest Expense.  Interest expense decreased $115,000, or 8.2%, to $1.3 million for the nine months ended September 30, 2013, from $1.4 million for the nine months ended September 30, 2012.  The decrease reflected a decrease in the average rate paid on interest-bearing liabilities in the 2013 period to 0.88% compared to 1.03% for the 2012 period, offset by an increase in the average balance of interest-bearing liabilities to $197.2 million for the 2013 period from $182.7 million for the 2012 period.

Interest expense on interest-bearing deposits decreased $107,000, or 8.6%, to $1.1 million for the nine months ended September 30, 2013 from $1.2 million for the nine months ended September 30, 2012, as the average rate paid on these deposits decreased to 0.79% for the 2013 period from 0.95% for the 2012 period, offset by a $16.1 million increase in the average balance of these deposits to $190.9 million during the 2013 period from $174.8 million during the 2012 period.  Interest expense on borrowings decreased $8,000, or 4.7%, to $163,000 for the nine months ended September 30, 2013, from $171,000 for the nine months ended September 30, 2012, reflecting a decrease in the average balance of borrowings to $6.3 million for the 2013 period from $7.9 million for the 2012 period.  This was offset by an increase in the rate paid on borrowings to 3.46% from 2.90%, period to period, reflecting a larger percentage of long-term borrowings during the 2013 period as compared to the 2012 period.

Net Interest Income. Net interest income decreased $58,000, or 0.8%, to $7.3 million for the nine months ended September 30, 2013, from $7.4 million for the nine months ended September 30, 2012, reflecting a $32.3 million increase in our average net interest-earning assets, to $71.1 million for the 2013 period from $38.9 million for the 2012 period.  This increase was offset by a decrease in our net interest rate spread to 3.41% for the 2013 period from 4.27% for the 2012 period, and a decrease in our net interest margin to 3.64% for the 2013 period from 4.45% for the 2012 period.  The increase in our average net interest-earning assets resulted primarily from the additional capital raised in the conversion stock offering and earnings which were reinvested in investment securities and other interest-earning assets.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 136.1% for the 2013 period from 121.3 % for the 2012 period.  The decreases in our net interest rate spread and net interest margin reflected the 1.0% decrease in the average yield on our interest-earning assets which was partially offset by a 15 basis point decrease in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  We recorded a provision for loan losses of $815,000 for the nine months ended September 30, 2013, which was an increase of $380,000, or 87.4%, from our provision of $435,000 for the nine months ended September 30, 2012.  The provision was increased as a result of management’s determination to address a possible asset bubble in agricultural real estate that may be forming due to the continued increase in farmland prices at a double-digit rate over the past several years.  At the same time, agricultural real estate loans have increased $20.5 million, or 24.7%, period to period, and now comprise 47.6% of the net loans receivable.  The additional reserves were recorded largely to address the increasing risk and increasing balance in this loan class.   Furthermore, effective December 31, 2011, the federal government allowed a major ethanol subsidy to expire which could adversely impact the price of corn and thus, adversely impact our agricultural borrowers and the risks associated with these types of loans.

Madison County Financial, Inc.
Form 10-Q

  The provision for loan losses for the nine months ended September 30, 2013 reflected charge-offs of $20,000 and no recoveries, compared to the nine months ended September 30, 2012, which reflected no charge-offs and net recoveries of $94,000.   The allowance for loan losses was $5.7 million, or 2.6% of total loans, including loans held for sale, at September 30, 2013, compared to $4.5 million, or 2.3% of total loans, including loans held for sale, at September 30, 2012.  Total nonperforming loans were $464,000 at September 30, 2013, compared to $220,000 at September 30, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 1,236% at September 30, 2013, compared to 2,066% at September 30, 2012.

Other Income.  Other income decreased $59,000, or 4.0%, to $1.4 million for the nine months ended September 30, 2013, from $1.5 million for the nine months ended September 30, 2012.  The decrease was due primarily to a decrease in gains on sales of loans, offset by increases in service charges on deposit accounts, loan servicing income and insurance commission income, period to period.  The increase in loan servicing income reflects the steady growth in the portfolio of serviced loans.  The decline in gains on sales of loans resulted from a decline in the volume of loans sold, period to period.

Other Expense.  Other expense increased $560,000, or 13.3%, to $4.8 million for the nine months ended September 30, 2013, from $4.2 million for the nine months ended September 30, 2012, due primarily to a $298,000 increase in sales and employee benefits expense and a $190,000 increase in professional fees.  Salaries and employees benefits increased due to a $134,000 increase in ESOP-related expense, and other normal annual salary increases and payouts under our benefit plans.  Professional fees increased as a result of additional public company-required costs and the timing of such services, period to period.

Income Tax Expense.  The provision for income taxes was $853,000 for the nine months ended September 30, 2013, compared to $1.2 million for the nine months ended September 30, 2012, reflecting a decrease in pretax income.  Our effective tax rate was 27.1% for the period ended September 30, 2013, compared to 28.9% for the period ended September 30, 2012.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

  Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans, proceeds from maturities and calls of securities, advances from the Federal Home Loan Bank-Topeka and borrowings from the Federal Reserve Bank of Kansas City, and to a lesser extent from the Bankers’ Bank of the West, and other income including income from our insurance agency subsidiary.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Additionally, we historically have experienced significant increases in our deposits during the first and second calendar quarters of each year as a result of our farm customers depositing proceeds from the sale of agricultural commodities during this period. Similarly, our borrowings have historically increased during the fourth calendar quarter of each year in response to increased loan demand from our farm customers during this period, many of whom purchase their crop production supplies (seed, fertilizer, fuel and chemicals) during October through December.

Madison County Financial, Inc.
Form 10-Q

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.1 million and $3.9 million for the nine months ended September 30, 2013 and 2012, respectively.  Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $15.3 million and $9.3 million for the nine months ended September 30, 2013 and 2012, respectively, principally due to a decrease in loans receivable and by purchases of investment securities in excess of maturities.  Net cash provided by financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings and dividends paid, was $7.4 million and $13.0 million for the nine months ended September 30, 2013 and 2012, respectively, and resulted primarily from the repayment of advances, and the declaration and payment of an annual cash dividend of $0.28 per share, offset by an increase in deposits.

At September 30, 2013, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $48.6 million, or 17.5% of adjusted total assets, which is above the required level of $11.1 million, or 4.0%; and total risk-based capital of $52.1 million, or 18.8% of risk-weighted assets, which is above the required level of $22.2 million, or 8.0%.  Accordingly Madison County Bank was categorized well capitalized at September 30, 2013.  Management is not aware of any conditions or events since the most recent notification that would change our category.

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

Madison County Financial, Inc.
Form 10-Q

At September 30, 2013, we had outstanding commitments to originate loans of $20.8 million and lines of credit of $20.9 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2013 totaled $19.4 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher  levels of interest expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2013.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Madison County Financial, Inc.
Form 10-Q

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison County Financial, Inc.

Date: November 8, 2013	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: November 8, 2013	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

