Form 10-K
period 2013-12-31
Madison County Financial, Inc.
filed 2014-03-28
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2013.
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 28, 2013 ($17.67), as reported by the Nasdaq Stock Market, was approximately $44.4 million.

As of March 21, 2014, there were 3,090,482 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

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

BUSINESS OF MADISON COUNTY FINANCIAL, INC.

Madison County Financial, Inc. (the “Company”) was incorporated in Maryland in 2012 as part of the mutual-to-stock conversion of Madison County Holding Company, MHC, the former mutual holding company of Madison County Bank, for the purpose of becoming the savings and loan holding company of Madison County Bank.  Since being incorporated, other than holding the common stock of Madison County Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Madison County Bank, we have not engaged in any business activities to date, except the repurchase of shares of our outstanding common stock as previously publicly disclosed.  Through December 31, 2013, we have purchased 157,210 shares of our common stock.

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

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in October 2012, and any dividends we receive from Madison County Bank.  We neither own nor lease any property, but pay a fee to Madison County Bank for the use of its premises, equipment and furniture.  At the present time, we employ only persons who are officers of Madison County Bank who also serve as officers of Madison County Financial, Inc.  We use the support staff of Madison County Bank from time to time and pay a fee to Madison County Bank for the time devoted to Madison County Financial, Inc. by employees of Madison County Bank.  However, these persons are not be separately compensated by Madison County Financial, Inc.  Madison County Financial, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

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

On a consolidated basis, at December 31, 2013, Madison County Financial, Inc. had total assets of $290.1 million, net loans of $224.3 million, total deposits of $205.7 million and stockholders’ equity of $61.4 million.

We provide financial services to individuals, families and businesses through our six banking offices located in the Nebraska counties of Cedar, Boone, Knox, Madison and Pierce.  Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, in agricultural real estate loans, one- to four-family residential real estate loans, agricultural and commercial non-real estate loans, commercial and multi-family real estate loans, and to a much lesser extent, consumer loans.  We also purchase investment securities consisting primarily of securities issued by the United States Treasury, United States Government agencies, Government sponsored enterprises, and municipal securities, including securities issued by counties, cities, school districts and other political subdivisions. Historically we have not purchased loans, and at December 31, 2013 purchased loans amounted to less than 2.0% of our total loan portfolio.

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

We have previously noted that most segments of our market area have not experienced the decline that has affected many parts of the nation since the recession of 2008.  The prosperity many segments of our market area have enjoyed over the past few years eroded in 2013 as the market price for our major agricultural commodity, #2 Yellow Corn, declined substantially.  As the Wall Street Journal reported on December 9, 2013, “corn futures have tumbled 39% this year—making corn one of the worst-performing commodities in 2013—amid forecasts for a big increase in U. S. Output (of corn) .”  This decline has a negative effect on farm operators’ profitability and, in turn, increases the likelihood that some of our farm operating and farm real estate borrowers will be unable to repay loans as agreed, possibly resulting in loss to the Madison County Bank, and an increased likelihood of Chapter 12 Bankruptcy treatment of loans owed to the Bank.   Moreover, federal government subsidies for the production of ethanol were eliminated in 2011 and in October, 2013, the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and would reduce their ability to pay loans owed to us.

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

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. Additionally, we face strong competition for our agricultural lending from the Farm Credit Services of America, a division of the Federal Farm Credit System, a Government-sponsored enterprise, as well as Metropolitan Life Insurance Company.  As of June 30, 2013, based on the most recent available FDIC data, our market share of deposits represented 11.0% of all FDIC-insured deposits in Madison County and 9.4% of FDIC-insured deposits in Boone, Cedar, Knox, Madison and Pierce Counties, Nebraska, collectively.

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Agricultural	$110,533	47.89%	$96,569	45.50%	$83,347	43.05%	$79,418	42.80%	$63,371	39.37%
One- to four-family residential (1)	38,591	16.72	36,123	17.02	38,035	19.65	40,645	21.90	40,481	25.15
Commercial and multi-family	19,751	8.56	21,205	9.99	21,037	10.87	22,364	12.05	19,794	12.30

Agricultural and commercial non-real estate loans	57,661	24.99	53,611	25.26	46,620	24.08	37,380	20.14	31,838	19.78

Consumer loans	4,249	1.84	4,749	2.23	4,552	2.35	5,753	3.11	5,474	3.40

Total loans	230,785	100.00%	212,257	100.00%	$193,591	100.00%	$185,560	100.00%	$160,958	100.00%

Other items:
Allowance for loan losses	(6,171)		(4,941)		(4,017)		(3,352)		(3,018)

Total loans, net	$224,614		$207,316		$189,574		$182,208		$157,940

(1)	Includes loans held for sale in the amount of $269, $159, $621, $360, and $0, as of December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio, including loans held for sale, at December 31, 2013.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

	Agricultural real estate loans		One- to four-family residential real estate loans		Commercial and multi-family real estate loans		Agricultural and commercial non-real estate loans
(Dollars in thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ending December 31,
2014	$2,511	4.72%	$2,791	4.34%	$135	4.69%	$38,343	4.84%
2015	408	3.76	225	5.85	192	4.18	5,149	3.97
2016	669	5.13	574	6.01	88	5.83	2,372	4.45
2017 to 2018	2,198	4.55	2,102	5.36	745	4.80	5,723	4.06
2019 to 2023	11,792	4.54	6,015	5.90	3,650	5.41	6,074	4.29
2024 to 2028	25,908	5.05	10,023	5.71	6,308	5.07	―	―
2029 and beyond	67,047	4.85	16,861	5.28	8,633	4.27	―	―

Total	$110,533	4.85%	$38,591	5.44%	$19,751	4.76%	$57,661	4.61%

	Consumer loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Due During the Years Ending December 31,
2014	652	4.80%	$44,432	4.80%
2015	777	5.82	6,751	4.24
2016	966	6.08	4,669	5.10
2017 to 2018	1,621	5.33	12,389	4.58
2019 to 2023	220	4.64	27,751	4.90
2024 to 2028	13	6.72	42,252	5.21
2029 and beyond	―	―	92,541	4.87

Total	$4,249	5.48%	$230,785	4.89%

The following table sets forth our fixed- and adjustable-rate loans, including loans held for sale, at December 31, 2013 that are contractually due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Agricultural	$50,567	$57,455	$108,022
One- to four-family residential	18,320	17,480	35,800
Commercial and multi-family	6,813	12,803	19,616
Agricultural and commercial non-real estate loans	11,722	7,596	19,318
Consumer loans	3,113	484	3,597
Total loans	$90,535	$95,818	$186,353

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Madison County Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2013, our largest credit relationship consisted of several loans which totaled $7.1 million and were secured by agricultural real estate.  At December 31, 2013, these loans were performing in accordance with their repayment terms.  Our second largest relationship at this date consisted of several loans totaling $7.0 million and were secured primarily by agricultural real estate and agricultural non-real estate. At December 31, 2013, these loans were performing in accordance with their repayment terms.

Our President and Chief Executive Officer and our Senior Vice President each have approval authority of up to $200,000 for all types of loans and subordinate loan officers have loan authority ranging from $25,000 to $150,000 for all loans. Loans above the amounts authorized to our President and Chief Executive Officer and our Senior Vice President require approval by the Loan Committee, which consists of our President and Chief Executive Officer, our Senior Vice President and Treasurer and our chief in-house evaluator, which may approve loans up to our legal lending limit. Loans which exceed a loan officer’s authority amount require approval of the Loan Committee. Additionally all loan renewals and extensions, regardless of amount and whether or not they are within an officer’s authority, are submitted to the Loan Committee for action. Loan Committee actions are reported at the next board meeting following approval. Aggregate credit exposure in excess of our legal lending limit (15% of Madison County Bank’s unimpaired capital and surplus) must be approved by a majority of our board of directors.

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

Agricultural Real Estate Lending. At December 31, 2013, $110.5 million, or 47.9% of our total loan portfolio including loans held for sale, consisted of agricultural real estate loans which are loans to finance the acquisition, development or refinancing of agricultural real estate.  We consider a number of factors in originating agricultural real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the agricultural property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).

We offer both fixed-rate and adjustable-rate agricultural real estate loans. At December 31, 2013, 46.6% of our agricultural real estate loans had fixed rates of interest. Generally, our agricultural real estate loans amortize over periods not in excess of 21 years and have a loan-to-value ratio of 70%, although we will originate such loans with a maximum loan-to-value ratio of 80%. In recent years, with the substantial increases in the price of the agricultural real estate in our market area, consistent with our conservative underwriting practices, the loan-to-value ratio on the majority of our agricultural real estate loans has not exceeded 60%.

We also originate agricultural real estate loans directly and through programs sponsored by the Farmers Home Administration (“FmHA”), an agency of the United States Department of Agriculture, which provides a partial guarantee on loans underwritten to FmHA standards.

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

At December 31, 2013, our largest agricultural real estate loan had a principal balance of $1.9 million and was performing in accordance with its repayment terms.

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

At December 31, 2013, we believe that borrowers would have qualified for relief under Chapter 12 for approximately $85.4 million of our loans. Although we have had exposure to Chapter 12 since its enactment, since 1992 we have experienced only one agricultural real estate loan, with a principal balance of $90,000, which we were required to modify involuntarily under Chapter 12. This modification, which occurred in 2009, required us to modify the interest rate on the loan from 7.15% to a then market-rate of 5.25%. At the time of this modification and at December 31, 2013, this loan was performing, and we did not account for this loan as a troubled debt restructuring.

One- to Four-Family Residential Real Estate Lending.  At December 31, 2013, $38.6 million, or 16.7% of our total loan portfolio, including loans held for sale, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans with terms of up to 30 years. On a very limited basis, we will make a one- to four-family residential real estate loan with a 31-year term for individuals who are constructing a house, with interest-only payments for the first year of the loan. At December 31, 2013 we had no such loans.

We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the sales price or appraised value, whichever is lower.  Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%.

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to the guidelines of the Mortgage Partnership Finance program, a division of the Federal Home Loan Bank of Topeka (“FHLB-Topeka”). We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency which, as of December 31, 2013, was generally $417,000 for single-family homes in our market area.  We have historically sold all of our originations of conforming fixed-rate, one- to four-family residential real estate loans with terms of greater than 15 years, and in recent years the Mortgage Partnership Finance program has purchased these loans.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

Generally, the fixed-rate, one- to four-family residential real estate loans that we do not sell have terms of 15 years or less.

Our adjustable-rate, one- to four-family residential real estate loans generally have fixed rates of interest for initial terms of 10 years, and adjust annually or every 5 years thereafter at a margin, which in recent years has been 4.0% above either the 1 Year Constant Maturity Treasury Rate (CMT) or the 5 Year CMT.  The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 10% over the initial interest rate of the loan.  Our adjustable-rate loans carry terms to maturity of up to 30 years.

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

Agricultural and Commercial Non-Real Estate Lending. At December 31, 2013, $57.7 million, or 25.0% of our loan portfolio, including loans held for sale, consisted of agricultural and commercial non-real estate loans.

Agricultural non-real estate loans, which totaled $49.9 million at December 31, 2013, include seasonal crop operating loans that are used to fund the borrower’s crop production operating expenses; livestock operating and revolving loans used to purchase livestock for resale and related livestock production expense; and loans used to finance the purchase of machinery, equipment and breeding stock.

Agricultural non-real estate loans are originated with adjustable- or fixed-rates of interest and generally for terms of up to 15 months. In the case of agricultural non-real estate loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed-rates of interest for a term of up to seven years. At December 31, 2013, the average outstanding principal balance of our agricultural non-real estate loans was $88,000, excluding lines of credit with $0 balances at this date. At December 31, 2013, our largest agricultural and commercial non-real estate loan had a principal balance of $1.4 million, was secured by farm assets and was performing in accordance with its repayment terms. At this date, we had no agricultural non-real estate loans which were non-performing.

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

Our commercial non-real estate loans, which totaled $7.8 million at December 31, 2013, consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory.  Our commercial lines of credit generally have adjustable interest rates and may be secured or unsecured.  We generally obtain personal guarantees for all commercial business loans.  Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months.  We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs.  We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or 10 years, whichever is less.  Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory, or long-term assets such as equipment, furniture, fixtures or real estate.

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

Commercial and Multi-Family Real Estate Lending.  We originate commercial and multi-family real estate mortgage loans.  At December 31, 2013, $19.8 million, or 8.6% of our loan portfolio, including loans held for sale, consisted of commercial and multi-family real estate loans. Our commercial and multi-family real estate loans have terms of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Our commercial and multi-family real estate loans are secured primarily by office buildings, strip mall centers, owner-occupied offices, car washes, condominiums, apartment buildings and developed lots. At December 31, 2013, our commercial and multi-family real estate loans had an average loan balance of approximately $141,000.  At December 31, 2013, virtually all of our commercial and multi-family real estate loans were secured by properties located in Nebraska. We have occasionally made commercial and multi-family real estate loans secured by properties in Iowa and South Dakota. In addition, we will make loans to customers who live in our market area for commercial real estate properties located outside of our market area.

At December 31, 2013, 35.1% of our commercial and multi-family real estate loans had fixed interest rates. The rates on our adjustable-rate commercial real estate and multi-family loans are generally tied to a variety of indices including the 1 Year Constant Maturity Treasury rate (CMT), the 5 Year CMT and the prime interest rate as reported in The Wall Street Journal. A portion of our commercial real estate and multi-family loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, home improvement and home equity loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. We do not purchase indirect automobile loans from dealers. At December 31, 2013, our consumer loan portfolio totaled $4.2 million, or 1.8% of our total loan portfolio, including loans held for sale. At this date, $73,000 of our consumer loans were unsecured.

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

At December 31, 2013, the average balance of our outstanding home equity lines of credit was $29,000 excluding lines with $0 balances, and the largest outstanding balance of any such loan was $99,000.  This loan was performing in accordance with its repayment terms at December 31, 2013.

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

Consistent with our interest rate risk strategy and the low interest rate environment that has existed in recent years, we have sold to the Mortgage Partnership Finance Program on a servicing-retained basis, all of the conforming fixed-rate, one- to four-family residential real estate loans that we have originated with terms of greater than 15 years.  At December 31, 2013, we serviced $68.2 million of fixed-rate, one- to four-family residential real estate loans held by the FHLB-Topeka and serviced an additional $542,000 of other loans.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Total loans, including loans held for sale, at beginning of period	$207,316	$189,574	$182,208

Loans originated:
Mortgage loans:
Agricultural	38,419	39,577	24,235
One- to four-family residential	43,130	45,674	28,139
Commercial and multi-family	4,949	5,697	2,629
Agricultural and commercial non-real estate loans	26,545	28,769	25,715
Consumer loans	3,553	3,809	4,031
Total loans originated	116,596	123,526	84,749

Loans purchased:
Mortgage loans:
Agricultural	1,000	1,000	―
One- to four-family residential	―	―	―
Commercial and multi-family	133	―	―
Agricultural and commercial non-real estate loans	―	―	―
Consumer loans	―	―	―
Total loans purchased	1,133	1,000	―

Loans sold:
Mortgage loans:
Agricultural	―	―	―
One- to four-family residential	(25,269)	(32,940)	(17,945)
Commercial and multi-family	―	―	―
Agricultural and commercial non-real estate loans	―	―	―
Consumer loans	―	―	―
Total loans sold	(25,269)	(32,940)	(17,945)

Other:
Principal repayments and other	(171,829)	(167,895)	(140,574)
Advances on agricultural and commercial lines-of-credit loans	96,667	94,051	81,136

Net loan activity	17,298	17,742	7,366
Total loans, including loans held for sale, at end of period	$224,614	$207,316	$189,574

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

Troubled Debt Restructurings.  Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. On occasion, we have modified the terms of loans to provide for longer amortization schedules.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At or during the years ended December 31, 2013, 2012, and 2011, we had no loans that were classified as a troubled debt restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days			90 Days and Over			Total
	Number	Amount		Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2013
Real estate loans:
Agricultural	2		$296	―	$	―	2		$296
One- to four-family residential	4		171	―		―	4		171
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	1		24	―		―	1		24
Consumer loans	―		―	1		2	1		2

Total loans	7		$491	1		$2	8		$493

At December 31, 2012
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	3		233	4		144	7		377
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	―		―	2		2	2		2

Total loans	3		$233	6		$146	9		$379

At December 31, 2011
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	5		289	1		16	6		305
Commercial and multi-family	1		9	―		―	1		9
Agricultural and commercial non-real estate loans	2		96	―		―	2		96
Consumer loans	4		3	2		1	6		4

Total loans	12		$397	3		$17	15		$414

At December 31, 2010
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	4		50	2		181	6		231
Commercial and multi-family	1		16	―		―	1		16
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	4		32	2		2	6		34

Total loans	9		$98	4		$183	13		$281

At December 31, 2009
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	6		110	―		―	6		110
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	1		1	3		4	4		5

Total loans	7		$111	3		$4	10		$115

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

See Note 3 to our Financial Statements beginning on page F-1 of this Annual Report for a description by loan category of our classified and special mention assets as of December 31, 2013 and December 31, 2012.

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

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Agricultural	$123	$126	$129	$131	$	―
One- to four-family residential	112	84	93	35		74
Commercial and multi-family	148	―	―	―		―
Agricultural and commercial non-real estate loans	―	―	1	1		―
Consumer loans	17	4	―	―		―
Total non-accrual loans	$400	$214	$223	$167		$74

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Agricultural	―	―	―	―		―
One- to four-family residential	―	79	16	181		―
Commercial and multi-family	―	―	―	―		―
Agricultural and commercial non-real estate loans	―	―	―	―		―
Consumer loans	2	―	1	2		4
Total loans delinquent 90 days or greater and still accruing	$2	$79	$17	$183		$4

Total non-performing loans	$402	$293	$240	$350		$78

Real estate owned:
Real estate loans:
Agricultural	―	―	―	―		―
One- to four-family residential	―	―	―	―		46
Commercial	―	―	―	―		―
Agricultural and commercial non-real estate loans	―	―	―	―		―
Consumer loans	―	―	―	―		―
Total real estate owned	―	―	―	―		46

Total non-performing assets	$402	$292	$240	$350		$124

Ratios:
Non-performing loans to total loans	0.17%	0.14%	0.12%	0.19%		0.05%
Non-performing assets to total assets	0.14%	0.11%	0.10%	0.16%		0.04%

Interest income that would have been recorded for 2013 had non-accruing loans been current according to their original terms amounted to $8,000. We recognized $6,000 of interest on these loans for 2013.

Non-performing agricultural real estate loans totaled $123,000 at December 31, 2013 and consisted of one loan.  Additionally we had $112,000 in non-performing one- to four-family residential real estate loans, $148,000 in non-performing commercial and multi-family loans and $17,000 in non-performing consumer loans at December 31, 2013. We had no real estate owned at December 31, 2013.

There were no other loans at December 31, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Among other factors, we consider current general economic conditions, including current housing or agricultural real estate price movements, in determining the appropriateness of the allowance for loan losses for our agricultural real estate, one-to four-family residential real estate and commercial and multi-family real estate portfolios. We use evidence obtained from our own loan portfolio as well as published housing and agricultural data on our local markets from third-party sources we determine to be reliable as a basis for assumptions about the impact of housing depreciation.

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

The average sales price of a bushel of #2 Yellow Corn, the most important crop in our market area, declined substantially in 2013, but, the cost of agricultural real estate in our market area continued to increase slightly in 2013, creating additional risk to our loan portfolio.  The demand for this crop is a result of numerous factors, including its use to produce ethanol.  Effective December 31, 2011, the Federal Government allowed a major ethanol subsidy to expire which, over time, could adversely impact the price of corn and thus adversely impact our agricultural borrowers and the value of farm land, thereby increasing the risks associated with these types of loans. Further, in 2013, the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and would reduce their ability to pay loans owed to us.

Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people.  The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us.  While the adoption of this Act was not completed by the end of our fiscal year, the elimination of “direct payments” was widely anticipated for several weeks in advance of its enactment and their elimination was taken into account by the company’s management as part of the methodology for estimating allowances.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012		2011	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$4,941	$4,017		$3,352	$3,018	$2,681

Charge-offs:
Real estate loans:
Agricultural	―	―		―	―	―
One- to four-family residential	(20)	―		(22)	(29)	(27)
Commercial and multi-family	―	―		―	―	―
Agricultural and commercial non-real estate loans	―	―		―	―	―
Consumer loans	―	(3)		―	―	―
Total charge-offs	(20)	(3)		(22)	(29)	(27)

Recoveries:
Real estate loans:
Agricultural	―	71		7	2	3
One- to four-family residential	―	23		―	―	―
Commercial and multi-family	―	―		―	―	―
Agricultural and commercial non-real estate loans	―	―		―	―	―
Consumer loans	―	3		―	1	1
Total recoveries	―	97		7	3	4

Net (charge-offs) recoveries	(20)	94		(15)	(26)	(23)
Provision for loan losses	1,250	830		680	360	360

Balance at end of year	$6,171	$4,941		$4,017	$3,352	$3,018

Ratios:
Net charge-offs/(recoveries) to average loans outstanding (annualized)	0.01%	(0.05	) %	0.01%	0.02%	0.02%
Allowance for loan losses to non-performing loans at end of period	1,535.07%	1,692.12%		1,673.75%	957.71%	3,869.23%
Allowance for loan losses to total loans (including loans held for sale) at end of period	2.67%	2.33%		2.07%	1.81%	1.88%

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

	At December 31,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
				(Dollars in thousands)

Real estate loans:
Agricultural	$3,340	47.89%	$2,585	45.50%	$1,579	43.05%
One- to four-family residential	510	16.72	467	17.02	818	19.65
Commercial and multi-family	597	8.56	456	9.99	556	10.87
Agricultural and commercial non-real estate loans	1,638	24.99	1,337	25.26	984	24.08
Consumer loans	86	1.84	96	2.23	80	2.35
Total	$6,171	100.00%	$4,941	100.00%	$4,017	100.00%

	At December 31,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate loans:
Agricultural	$1,448	42.80%	$1,181	39.37%
One- to four-family residential	580	21.90	551	25.15
Commercial and multi-family	496	12.05	556	12.30
Agricultural and commercial non-real estate loans	720	20.14	659	19.78
Consumer loans	108	3.11	71	3.40
Total	$3,352	100.00%	$3,018	100.00%

At December 31, 2013, our allowance for loan losses represented 2.67% of total loans, including loans held for sale, and 1,535% of non-performing loans, and at December 31, 2012, our allowance for loan losses represented 2.33% of total loans, including loans held for sale, and 1,692% of non-performing loans. The allowance for loan losses increased from $4.9 million at December 31, 2012 to $6.2 million at December 31, 2013, due to a provision for loan losses of $1.3 million and net charge-offs of $20,000 during 2013.

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

At December 31, 2013, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

U.S. Treasury and Agency Debt Securities.  At December 31, 2013, the carrying value of our portfolio of United States Treasury, United States Government agency, and Government-sponsored enterprise securities totaled $9.7 million, and were all classified as available-for-sale.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate for liquidity purposes, as collateral for borrowings and for prepayment protection.

Municipal Obligations.  At December 31, 2013, our municipal securities portfolio totaled $34.1 million and was comprised of bonds issued by counties, cities, school districts and other political subdivisions in Nebraska and South Dakota.  At December 31, 2013, all of our municipal securities were classified as held to maturity. At this date, $23.0 million of these securities had maturities of more than 10 years.

We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions which provide interest income that is exempt from federal income taxation.  Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity of 25 years. During 2013, we continued to increase our municipal securities portfolio since these securities provide a stable source of tax-free income.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Topeka in connection with our borrowing activities totaling $1.5 million at December 31, 2013.  The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  At December 31, 2013, our balance of bank-owned life insurance totaled $4.8 million and was issued by five insurance companies.

Securities Portfolio Composition.  The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.  Securities available for sale are carried at fair value.

	At December 31,
	2013				2012		2011
	Amortized Cost		Fair Value		Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
United State Treasury and agency debt securities	$	―	$	―	$498	$508	$493	$526
Municipal obligations (1)		34,144		32,892	24,528	25,122	14,909	15,328

Total securities held to maturity		$34,144		$32,892	$25,026	$25,630	$15,402	$15,854

Securities available for sale:
United States Treasury and agency debt securities		9,789		9,719	8,586	8,982	9,878	10,228

Total securities available for sale		$9,789		$9,719	$8,586	$8,982	$9,878	$10,228

(1)       At December 31, 2013 and 2012, included $2.4 million and $2.3 million of taxable municipal bonds, respectively.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity – Municipal obligations (1)	$2,600	2.78%	$4,192	3.27%	$4,344	3.20%	$23,008	3.40%	$34,144	$32,892	3.31%

Securities available for sale - U. S. Treasury and agency debt securities	$500	4.54%	$1,780	3.99%	$4,956	1.97%	$2,553	1.33%	$9,789	$9,719	2.30%

(1) At December 31, 2013, included $2.4 million of taxable municipal bonds.

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2013			2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Interest-bearing Checking	$113,922	55.38%	0.83%	$108,756	55.72%	0.87%	$93,133	51.97%	1.01%
Non-interest-bearing Checking	19,932	9.69	―	17,167	8.79	―	15,633	8.72	―
Money Market Savings(1)	45,504	22.12	0.59	40,989	21.00	0.61	34,997	19.53	0.81
Certificates of deposit (2)	26,348	12.81	0.89	28,275	14.49	1.01	35,448	19.78	1.38

Total deposits	$205,706	100.00%	0.70%	$195.187	100.00%	0.76%	$179,211	100.00%	0.96%

(1)      At December 31, 2013, includes $8.0 million in individual retirement accounts (IRAs).
(2)      At December 31, 2013, includes $2.2 million in individual retirement accounts (IRAs).

As of December 31, 2013, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $6.3 million.  The following table sets forth the maturity of these certificates as of December 31, 2013.

At December 31, 2013
(In thousands)

Three months or less	$1,322
Over three months through six months	1,261
Over six months through one year	1,634
Over one year to three years	1,655
Over three years	385

Total	$6,257

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2013	2012	2011
	(In thousands)

Interest Rate
1.99% and below	$25,174	$26,652	$31,988
2.00% to 2.99%	1,174	1,621	2,700
3.00% to 3.99%	―	2	21
4.00% to 4.99%	―	―	739

Total	$26,348	$28,275	$35,448

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2013
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
1.99% and below	$18,643	$4,398	$1,148	$985	$25,174	95.54%
2.00% to 2.99%	786	388	―	―	1,174	4.46
3.00% to 3.99%	―	―	―	―	―	―

Total	$19,429	$4,786	$1,148	$985	$26,348	100.00%

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Topeka and borrowings from the Federal Reserve Bank of Kansas City and, to a lesser extent, from the Bankers’ Bank of the West.  At December 31, 2013, we had access to additional Federal Home Loan Bank, Federal Reserve Bank and Bankers’ Bank of the West advances of up to $42.4 million, $10.0 million and $24.7 million, respectively.  To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

The following table sets forth information concerning balances and interest rates on our advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Balance at end of period	$20,000	$6,300	$26,900
Average balance during period	$6,923	$7,479	$19,818
Maximum outstanding at any month end	$20,000	$11,600	$26,900
Weighted average interest rate at end of period	1.24%	3.42%	1.04%
Weighted average interest rate during period	3.15%	3.02%	1.37%

Personnel

As of December 31, 2013, we had 49 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Dodd-Frank Act.

The Dodd-Frank Act has changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminated our former primary federal regulator, the Office of Thrift Supervision, and required the Bank to be regulated by the OCC (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies, which it regulates.  As a result, the Federal Reserve Board’s regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies like the Company, unless an exemption exists.  These capital requirements are substantially similar to the capital requirements currently applicable to the Bank, as described in “ – Federal Banking Regulation – Capital Requirements.”  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Madison County Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments.  Assessments are based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At December 31, 2013, Madison County Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2013, Madison County Bank’s largest lending relationship with a single or related group of borrowers totaled $7.1 million, which represented 12.7% of unimpaired capital and surplus.  Therefore, Madison County Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. We are required to satisfy a qualified thrift lender (“QTL”) test whereby we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the QTL must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2013, we maintained 99.2% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2013, we were in compliance with these regulations.

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

 Insurance of Deposit Accounts.  The Deposit Insurance Fund (“DIF”) of the FDIC insures deposits at FDIC-insured depository institutions, such as the Bank.  Deposit accounts in the Bank are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.

The FDIC charges insured depository institutions premiums to maintain the DIF.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels, and certain other risk factors.  Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.  Assessment rates range from 2.5 to 45 basis points of an institution’s total assets less tangible capital.

The Dodd-Frank Act increased the minimum target ratio for the DIF from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 64 basis points of an institution’s total assets less tangible capital.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank does not know of any practice, condition, or violation that could lead to termination of its deposit insurance.

For the year ended December 31, 2013, the Bank paid $14,000 related to the FICO bonds and $114,000 pertaining to deposit insurance assessments.

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

36

●
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

Holding Company Regulation

General.  The Company is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act.  As such, the Company is registered with the Federal Reserve Board (“FRB”) and is subject to FRB regulations, examinations, supervision and reporting requirements. In addition, the FRB has enforcement authority over the Company and its non-depository subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities   Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies.  A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity.  A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the FRB, and certain additional activities authorized by FRB regulations.

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the FRB.  It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured.  In evaluating applications by holding companies to acquire savings institutions, the FRB must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the DIF, the convenience and needs of the community, and competitive factors.

The FRB is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital   Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies.  The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015, with the capital conservation buffer phased in between 2016 and 2019.

Source of Strength.  The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Repurchases.  The FRB has issued a supervisory letter regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well.  In general, the supervisory letter provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the Company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the Company’s overall rate of earnings retention is inconsistent with the Company’s capital needs and overall financial condition.  The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The supervisory letter also provides for regulatory review prior to a holding company redeeming or repurchasing its stock in certain circumstances. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock, or otherwise engage in capital distributions.

Acquisition.  Under the Federal Change in Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire direct or indirect control of a savings and loan holding company.  Under certain circumstances, such as where the company involved has securities registered with the SEC under the Securities Exchange Act of 1934, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the FRB has found that the acquisition will not result in control of the company. That rebuttable presumption applies to the Company. A change in control is defined under federal law to occur upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the FRB generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2013, Madison County Bank had no minimum tax credit carryforward.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Madison County Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Madison County Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Nebraska State Taxation. Madison County Financial, Inc., and Madison County Bank are subject to Nebraska Taxation. Under Nebraska law, Madison County Bank pays a financial institution tax we classify as a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our quarterly average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of quarterly average deposits but not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is Madison County Bank’s income after ordinary and necessary expenses but before income taxes as reported to the Office of the Comptroller of the Currency. In addition, Madison County Financial, Inc. is required to file a Nebraska income tax return because we are doing business in Nebraska.  For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $100,000 of taxable income and 7.81% of taxable income in excess of $100,000. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations).  For Nebraska tax return purposes taxable income on the return filed for Madison County Financial, Inc. is determined without regard to the taxable income of Madison County Bank as Madison County Bank files a separate Nebraska financial institution tax return.

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

Properties

As of December 31, 2013, the net book value of our office properties was $2.2 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Madison) Office:
111 West Third Street Madison , Nebraska 68748	Owned	1995	7,400	$ 561

Other Properties:
2100 Pasewalk Avenue Norfolk, Nebraska 68701	Owned	1998	4,600	$ 539

103 South 4th Street Albion, Nebraska 68620	Owned	2005	7,500	$ 472

402 West Locust Street Plainview, Nebraska 68769	Owned	2008	4,500	$ 622

The Bank’s subsidiary shares office space with the branch located in Plainview, Nebraska, and has $5,000 in net book value of furniture and equipment.  Additionally, we maintain offices in Creighton and Randolph, Nebraska, both of which provide limited services to our customers. These offices are located in office space of unrelated third-parties to which we pay nominal monthly fees.

ITEM 3.                 Legal Proceedings

At December 31, 2013, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market, Holder and Dividend Information.  Our common stock is listed on the Nasdaq Stock Market under the symbol “MCBK.”  Based upon records of our transfer agent, the approximate number of holders of record of Madison County Financial, Inc.’s common stock as of March 21, 2014 was 404. Certain shares of Madison County Financial, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents high and low quarterly trading prices for our shares and dividends declared per share for the periods indicated.  The Company completed its initial public offering on October 3, 2012 and commenced trading on October 4, 2012.

	High Sale	Low Sale	Dividends Declared
2013:
First Quarter	$16.50	$15.95	―
Second Quarter	$19.19	$15.81	$0.28
Third Quarter	$18.40	$16.90	―
Fourth Quarter	$18.15	$16.70	―

2012:
Fourth Quarter	$16.45	$14.15	―

Madison County Financial, Inc. declared an annual cash dividend on its common stock of $0.28 per share on April 15, 2013, with a payment on May 10, 2013. Dividend payments by Madison County Financial, Inc. are dependent on dividends it receives from Madison County Bank, because Madison County Financial, Inc. has no source of income other than dividends from Madison County Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Madison County Financial, Inc. and interest payments with respect to Madison County Financial, Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b)           Sales of Unregistered Securities.  Not applicable.

(c)           Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(d)           Stock Repurchases.    Since the Company completed its initial public offering in October, 2012, the Company’s board of directors has authorized two stock repurchase programs for an aggregate of 319,653 shares.  All of the repurchase programs have been publicly announced.  As of December 31, 2013, the Company had repurchased an aggregate of 157,210 shares under these programs.

Under each repurchase program, repurchases were or will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2013	139,600	$17.39	20,053
November 1 through November 30, 2013	17,610	$17.36	162,443
December 1 through December 31, 2013	―	_	162,443
Total	157,210	$17.38	162,443

(e)           Stock Performance Graph.  Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Madison County Financial, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2013 and December 31, 2012 and our results of operations for the years ended December 31, 2013 and 2012.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report.

Overview

We have operated continuously in and around Madison, Nebraska, which is located in northeastern Nebraska, since our founding in 1888. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent borrowings, in agricultural real estate loans, one- to four-family residential real estate loans, agricultural and commercial non-real estate loans and commercial and multi-family real estate loans. To a much lesser extent, we also originate consumer loans, including automobile loans.  We also purchase investment securities consisting primarily of securities issued by the United States Treasury, United States Government agencies, and Government-sponsored enterprises, and municipal securities issued by counties, cities, school districts and other political subdivisions in Nebraska and South Dakota.  At December 31, 2013, we had total assets of $290.1 million, total deposits of $205.7 million and total stockholders’ equity of $61.4 million.

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

Although our emphasis on agricultural lending, both real estate and non-real estate based, presents specific risks to our results of operations, we believe that we mitigate these risks through our conservative underwriting standards and our understanding of the farming economy in our market area. Additionally, we believe that our overall loan portfolio, 58.3% of which consisted of variable-rate loans at December 31, 2013, reduces our vulnerability to changes in interest rates and improves our net interest rate spread.  To reduce further our interest rate risk, in recent years and in the low interest rate environment, we have generally sold all of our conforming fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to choose to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Goodwill and Other Intangible Assets.  In 2005, we acquired First Capital Investment Company, Inc. and its subsidiary financial institution, First National Bank of Albion, under the purchase method of accounting in effect at the time.  Under the purchase method, we were required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization. At December 31, 2013, we had recorded $481,000 of goodwill.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of these intangible assets are estimated to be consumed or otherwise used up.  Our customer relationship intangibles are being amortized over 15 years using the double declining balance method. Since our acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, we would adjust the amortization of that asset, which could increase future amortization expense. At December 31, 2013, we had recorded $654,000 of core deposit intangible.

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

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying value, a goodwill impairment is indicated and the goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the financial statements.  At our annual impairment assessment date of December 31, 2013, our analysis indicated that no impairment existed.

Future events, such as adverse changes in our business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired, the resulting impairment loss recognized could have a material, adverse impact on our financial condition and results of operations.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Total assets increased $22.8 million, or 8.5%, to $290.1 million at December 31, 2013, from $267.3 million at December 31, 2012.  The increase was primarily the result of increases in investment securities classified as available for sale, investment securities classified as held to maturity and net loans receivable, offset in part by a decrease in cash and cash equivalents, certificates of deposit and investment in Federal Home Loan Bank stock.

Net loans increased $17.1 million, or 8.3%, to $224.3 million at December 31, 2013, from $207.2 million at December 31, 2012.  The increase in our loan portfolio during 2013 resulted from a $13.9 million increase in agricultural real estate loans, to $110.5 million from $96.6 million, a $2.3 million increase in our one- to four-family residential mortgages, to $38.3 million from $36.0 million and a $4.1 million increase in our agricultural and commercial non-real estate loans to $57.7 million from $53.6 million, offset by a $1.5 million decrease in our commercial and multi-family real estate loans to $19.7 million from $21.2 million.  The increase in agricultural real estate loans reflects purchase activity by our current agricultural loan customers and the addition of new agricultural real estate customers.  The increase in one- to four-family residential real estate loans reflects a higher demand for housing in our market area combined with the decline in competition for these loans from community banks reflecting increased compliance changes.  The increase in agricultural and commercial non-real estate loans resulted from the steady demand for these types of loans in our market area in the current low interest rate environment combined with increasing commodities input prices (fertilizer, seed, fuel and chemicals).  The decrease in commercial and multi-family real estate loans resulted from a $1.7 million paydown on our largest commercial real estate loan.

Investment securities classified as held to maturity increased $9.1 million, or 36.4%, to $34.1 million at December 31, 2013, from $25.0 million at December 31, 2012.  Investment securities classified as available for sale increased $737,000, or 8.2%, to $9.7 million at December 31, 2013, from $9.0 million at December 31, 2012.  These increases resulted from the investment of the stock offering proceeds, as evidenced by a decrease in cash and cash equivalents of $3.8 million, or 48.0%, to $4.1 million at December 31, 2013, from $7.9 million at December 31, 2012.

Accrued interest receivable on investment securities, certificates of deposit owned and loans remained relatively unchanged, with a decrease of $38,000, or 1.0%, from $3.8 million at December 31, 2012, to $3.8 million at December 31, 2013.

Other assets, consisting primarily of prepaid assets and deferred federal taxes, increased $705,000, or 29.0%, to $3.1 million at December 31, 2013, from $2.4 million at December 31, 2012, primarily attributable to an increase in deferred taxes.

Deposits increased $10.5 million, or 5.4%, to $205.7 million at December 31, 2013, from $195.2 million at December 31, 2012, as we experienced an increase in each category of our core deposits.  Specifically, interest-bearing checking, noninterest-bearing checking, and money market savings accounts increased $5.2 million, or 4.8%, $2.8 million, or 16.1%, and $4.5 million, or 11.0%, respectively, at December 31, 2013, from December 31, 2012.  We believe the increase in our core deposits resulted from our continued efforts to build relationships with our existing customers as well as our marketing efforts with new customers.  Certificates and time deposits decreased $1.9 million, or 6.8%, at December 31, 2013, from December 31, 2012, reflecting customer preference for more liquid transaction accounts rather than longer term deposits.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and, as needed, to a lesser extent from the Bankers’ Bank of the West. Our borrowings increased $13.7 million, or 217.5%, to $20.0 million at December 31, 2013, from $6.3 million at December 31, 2012, resulting from a  $700,000 increase in advances and a $13.0 million increase in short-term advances.   We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.

Total stockholders’ equity decreased $672,000, or 1.1%, to $61.4 million at December 31, 2013, from $62.1 million at December 31, 2012.  The decrease resulted primarily from the stock repurchase of 157,210 shares for a total of $2.7 million and an annual cash dividend of $0.28 per share, for an aggregate of $826,000, that was declared and paid during 2013, offset by net income of $3.0 million for the year ended December 31, 2013.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General.  Net income decreased to $3.0 million for the year ended December 31, 2013, from $3.6 million for the year ended December 31, 2012.  The decrease resulted primarily from decreases in interest income and noninterest income, and increases in provision for loan losses and noninterest expense, offset by decreases in interest expense and income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $75,000, or 0.6%, to $11.7 million for 2013 from $11.7 million for 2012.  The decrease reflected a 79 basis point decrease in the average yield on interest-earning assets to 4.35% in 2013 from 5.14% in 2012, offset by a $40.1 million increase in average interest-earning assets to $268.4 million for 2013 compared to $228.3 million for 2012.

Interest income on non-taxable investment securities increased $233,000, or 35.0%, to $898,000 for 2013 from $665,000 for 2012, reflecting an increase in the average balance of such securities to $27.6 million during 2013 from $17.6 million in 2012, offset in part by a decrease in the average yield on such securities to 3.26% in 2013 from 3.79% in 2012.  Interest income and fees on loans decreased $293,000, or 2.7%, for 2013 resulting from a 62 basis point decrease in the average yield on loans to 5.01% during 2013 from 5.63% in 2012, reflecting lower market interest rates, offset by an increase in the average loans outstanding to $207.5 million during 2013, from $189.6 million during 2012.

Interest Expense.  Interest expense decreased $133,000, or 7.2%, to $1.7 million in 2013 from $1.9 million in 2012.  The decrease reflected a 15 basis point decrease in the average rate paid on interest-bearing deposits and borrowings to 0.87% in 2013 from 1.02% in 2012, offset by a $15.4 million increase in the average balance of interest-bearing deposits and borrowings to $197.5 million in 2013 from $182.1 million in 2012.

Interest expense on interest-bearing deposits decreased $125,000, or 7.7%, to $1.5 million for 2013 from $1.6 million for 2012 as the average rate paid on these deposits decreased to 0.79% during 2013 from 0.93% during 2012, offset in part by a $15.9 million increase in the average balance of these deposits to $190.6 million for 2013 from $174.7 million for 2012.  Interest expense from borrowings decreased $8,000, or 3.5%, to $218,000 during 2013 from $226,000 during 2012, reflecting a decrease in the average balance of borrowings in 2013 to $6.9 million during 2013 from $7.5 million during 2012, offset by higher rates paid on such borrowings to 3.15% from 3.02% year to year.

Net Interest Income.  Net interest income increased $58,000, or 0.6%, to $9.9 million for 2013 from $9.9 million for 2012.  The increase in our net interest income resulted from a $24.7 million increase in our average net interest-earning assets to $70.9 million in 2013 from $46.2 million in 2012, which was offset in part by a 64 basis point decrease in our net interest rate spread to 3.48% for 2013 from 4.12% for 2012, and a corresponding 62 basis point decrease in our net interest margin to 3.71% for 2013 from 4.33% for 2012.  The increase in our average net interest earning assets resulted primarily from the additional capital raised in the conversion stock offering and earnings which were reinvested in loans and investment securities.  The ratio of our average interest-earning assets to average interest-bearing liabilities increased to 135.9% for 2013 from 125.3% for 2012.  The decreases in our net interest rate spread and net interest margin reflected the 79 basis point decrease in the average yield on our interest-earning assets which was only partially offset by a 15 basis point decrease in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies-Allowance for Loan Losses,” we recorded a provision for loan losses of $1.3 million for 2013, an increase of $420,000, or 50.6%, from the provision of $830,000 for 2012.  The increase in our provision resulted from the $17.1 million, or 8.3% increase in net loans, along with various factors which necessitate upward adjustments in the allowance for loan losses.   A major reason for the upward adjustment throughout 2013 was management’s determination that a possible asset bubble in agricultural real estate may be forming due to the continued increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline noted in 2013 in gross operating income on most farming operations. There are no longer any ethanol subsidies paid by the Federal Government.  Furthermore, in October, 2013 the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and their ability to pay loans owed to us which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to loans owed to us.  Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people.  The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us.  While the adoption of this Act was not completed by the end of our fiscal year, the elimination of “direct payments” was widely anticipated for several weeks in advance of its enactment and their elimination was taken into account by the company’s management as part of the methodology for estimating allowances.

The provision for loan losses for the year ended December 31, 2013, reflected net charge-offs of $20,000, compared to net recoveries of $94,000 for the year ended December 31, 2012.  The allowance for loan losses was $6.2 million, or 2.7% of total loans, at December 31, 2013, compared to $4.9 million, or 2.3% of total loans, at December 31, 2012.  Total nonperforming loans were $402,000 at December 31, 2013 compared to $293,000 at December 31, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 1535.1% at December 31, 2013, compared to 1692.1% at December 31, 2012.

Other Income.  Other income decreased $120,000, or 6.1%, to $1.9 million for 2013 from $2.0 million for 2012.  The decrease in other income was due primarily to a $230,000 decrease in gains on sales of mortgage loans to $548,000 for 2013 from $778,000 for 2012, reflecting a decline in the volume of loans sold, period to period, offset by a $33,000 increase in service charges on deposit accounts, a $55,000 increase in loan servicing income, and a $41,000 increase in insurance commission income derived from our insurance agency subsidiary.  The increase in loan servicing income reflects the steady growth in the portfolio of serviced loans.

Other Expense.  Other expense increased $507,000, or 8.5%, to $6.5 million for 2013, from $6.0 million for 2012.  The increase was due primarily to a $48,000 increase in salaries and employees benefits, a $163,000 increase in director fees and benefits and a $195,000 increase in professional fees, offset in part by a $24,000 decrease in core deposit intangible amortization.  Salaries and employee benefits and director fees and benefits increased due to an increase in ESOP-related expense, and other normal annual salary increases and payouts under our benefits plans.  Professional fees increased as a result of additional expenses associated with being a public company.

Income Tax Expense.  The provision for income taxes was $1.1 million for 2013 compared to $1.4 million for 2012, reflecting a decrease in pretax income.  Our effective tax rate was 26.1% for 2013 compared to 28.4% for 2012.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance.

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

	For the Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

Interest-earning assets:
Loans	$207,532	$10,390	5.01%	$189,594	$10,683	5.63%	$185,521	$10,821	5.83%
Securities – taxable	12,227	316	2.58	12,137	342	2.82	12,453	343	2.75
Securities – non-taxable	27,582	898	3.26	17,561	665	3.79	10,895	449	4.12
Other interest-earning assets	19,144	34	0.18	6,970	14	0.20	64	2	3.13
Federal Home Loan Bank of Topeka stock	1,920	30	1.56	2,050	39	1.90	1,824	42	2.30
Total interest-earning assets	268,405	11,668	4.35	228,312	11,743	5.14	210,757	11,657	5.53
Non-interest-earning assets	11,474			12,594			12,102
Total assets	$279,879			$240,906			$222,859

Interest-bearing liabilities:
Money market savings	45,898	269	0.59	40,426	277	0.69	32,773	301	0.92
Checking accounts	117,447	987	0.84	102,203	987	0.97	89,713	1,047	1.17
Certificates of deposit	27,201	248	0.91	32,040	365	1.14	38,054	598	1.57
Total interest-bearing deposits	190,546	1,504	0.79	174,669	1,629	0.93	160,540	1,946	1.21
Borrowings	6,923	218	3.15	7,479	226	3.02	19,818	271	1.37
Total interest-bearing liabilities	197,469	1,722	0.87	182,148	1,855	1.02	180,358	2,217	1.23
Non-interest-bearing deposits	16,532			17,645			12,156
Other non-interest bearing liabilities	3,236			5,179			1,951
Total liabilities	217,237			204,972			194,465
Stockholders’ Equity	62,642			35,934			28,394
Total liabilities and stockholders’ equity	$279,879			$240,906			$222,859

Net interest income		$9,946			$9,888			$9,440
Net interest rate spread (1)			3.48%			4.12%			4.30%
Net interest-earning assets (2)	$70,936			$46,164			$30,399
Net interest margin (3)			3.71%			4.33%			4.48%
Average of interest-earning assets to interest-bearing liabilities	135.92%			125.34%			116.85%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$959	$(1,252)	$(293)	$234	$(372)	$(138)
Securities - taxable	3	(29)	(26)	(9)	8	(1)
Securities – non-taxable	337	(104)	233	255	(39)	216
Other interest-earning assets	22	(2)	20	16	(4)	12
Federal Home Loan Bank of Topeka stock	(2)	(7)	(9)	5	(8)	(3)

Total interest-earning assets	1,319	(1,394)	(75)	501	(415)	86

Interest-bearing liabilities:
Money market savings	(419)	(299)	(718)	135	(195)	(60)
Checking accounts	635	75	710	62	(86)	(24)
Certificates of deposit	(50)	(67)	(117)	(85)	(148)	(233)
Total deposits	166	(291)	(125)	112	(429)	(317)

Borrowings	(17)	9	(8)	(238)	193	(45)

Total interest-bearing liabilities	149	(282)	(133)	(126)	(236)	(362)

Change in net interest income	$1,170	$(1,112)	$58	$627	$(179)	$448

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

The table below sets forth, as of December 31, 2013, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2013
				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in
Change in Interest		NPV			Increase
Rates (basis	Estimated				(Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$55,912	$(7,930)	(12.42)%	20.41%	(111)
+200	58,674	(5,169)	(8.10)	20.85	(66)
+100	61,366	(2,476)	(3.88)	21.24	(28)
0	63,842	―	―	21.51	―
-100	65,620	1,778	2.78	21.64	12

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2013, in the event of a 200 basis point increase in interest rates, we would experience an 8.10% decrease in net portfolio value.  In the event of a 100 basis point decrease in interest rates, we would experience a 2.78% increase in net portfolio value.

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

Our cash flows are derived primarily from three sources:  cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.6 million for 2013.  Net cash used in investing activities was $29.1 million, which resulted primarily from a net increase of $18.4 million in loans receivable from December 31, 2012 to December 31, 2013.  In addition, purchases of investment securities outpaced maturities by $11.6 million.  Net cash provided by financing activities was $20.7 million, which resulted primarily from a net increase in short-term borrowings of $13.0 million and a net increase in deposits of $10.5 million.

At December 31, 2013, we exceeded all of our regulatory capital requirements.  Our Tier 1 (core) capital level was $49.5 million, or 17.1% of risk-weighted assets, which is above the required level of $11.6 million, or 4.0% of risk-weighted assets.  Our total risk-based capital was $53.2 million, or 18.3% of risk-weighted assets, which is above the required level of $23.2 million, or 8.0% of risk-weighted assets.  In addition, our Tier 1 capital to average assets was 17.2%, which is substantially above regulatory requirements. Accordingly Madison County Bank was categorized as well capitalized at December 31, 2013. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2013, we had outstanding commitments to originate loans of $25.7 million and lines of credit of $22.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature one year or less from December 31, 2013 totaled $19.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We sell one- to four-family residential real estate loans with recourse to the FHLB-Topeka under the Mortgage Partnership Finance Program.  We are obligated to repurchase certain loans sold that become delinquent as defined by the agreement.  At December 31, 2013 and 2012, these obligations were approximately $4.6 million and $3.5 million, respectively, and at December 31, 2013, the Bank had a reserve of $66,000.

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

(a)           An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)           Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).”  Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2013 and 2012;

(C)	Consolidated Statements of Income for the years ended December 31, 2013, 2012;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1           Articles of Incorporation of Madison County Financial, Inc.*
3.2           Bylaws of Madison County Financial, Inc.*
4              Form of Common Stock Certificate of Madison County Financial, Inc.*
10.1         Employment Agreement between Madison County Bank and David J. Warnemunde*
10.2         Employment Agreement between Madison County Bank and Daniel A. Fullner*
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
10.9         Director Deferred Fee Agreement between Madison County Bank and Jon M. Moyer*
10.10       Director Deferred Fee Agreement between Madison County Bank and Daniel L. Tunink*
10.11       Director Deferred Fee Agreement between Madison County Bank and David D. Warnemunde*
10.12       Madison County Bank Employee Stock Ownership Plan*
10.13       Madison County Financial, Inc. 2013 Equity Incentive Plan **
10.14       Incentive Stock Option Agreement ***
10.15       Non-Qualified Stock Option Agreement***
10.16       Director Stock Option Agreement***
10.17       Employee Restricted Stock Award***

10.18      Director Restricted Stock Award***
21           Subsidiaries of Registrant
23           Consent of Independent Auditor
31.1        Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2        Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0      The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*              Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-181070), initially filed with the SEC on May 1, 2012.
**            Incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders filed on October 4, 2013 (file no. 001-35679)
***         Incorporated by reference to the Current Report on Form 8-K filed on February 19, 2014.

Madison County Financial Inc.

December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors
Madison County Financial, Inc.
Madison, Nebraska

We have audited the accompanying consolidated balance sheets of Madison County Financial, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison County Financial, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, llp

Indianapolis, Indiana
March 28, 2014

Madison County Financial, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in Thousands)

	December 31,
	2013	2012

Assets
Cash and due from banks	$4,067	$5,647
Interest-earning demand accounts	52	2,271
Cash and cash equivalents	4,119	7,918
Certificates of deposit	1,000	1,500
Investment securities:
Available for sale, at fair value	9,719	8,982
Held to maturity, at amortized cost (fair value of $32,892 and $25,630, respectively)	34,144	25,026
Loans held for sale	269	159
Loans receivable, net of allowance for losses of $6,171 and $4,941, respectively	224,345	207,157
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	1,472	2,076
Premises and equipment, net	2,199	2,274
Bank-owned life insurance (“BOLI”)	4,750	4,598
Accrued interest receivable	3,807	3,845
Core deposit intangible	654	810
Goodwill	481	481
Other assets	3,136	2,431

Total assets	$290,095	$267,257

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$205,706	$195,187
Borrowings	20,000	6,300
Accrued interest payable	99	106
Other liabilities	2,898	3,600
Total liabilities	228,703	205,193

Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding - 3,035,844 and 3,193,054 respectively	30	32
Additional paid in capital	28,035	30,693
Unearned employee stock ownership plan (ESOP)	(2,350)	(2,452)
Retained earnings	35,723	33,530
Accumulated other comprehensive income (loss)	(46)	261
Total stockholders’ equity	61,392	62,064

Total liabilities and stockholders’ equity	$290,095	$267,257

See notes to consolidated financial statements

Madison County Financial, Inc.
Consolidated Statements of Income
Years Ended December 31, 2013 and 2012
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012

Interest and Dividend Income
Loans receivable, including fees	$10,390	$10,683
Investment securities - taxable	316	342
Investment securities - non-taxable	898	665
Other	64	53
Total interest income	11,668	11,743

Interest Expense
Deposits	1,504	1,629
Borrowings	218	226
Total interest expense	1,722	1,855

Net interest income	9,946	9,888
Provision for loan losses	1,250	830

Net Interest Income After Provision for Loan Losses	8,696	9,058

Other Income
Service charges on deposit accounts	222	189
ATM and credit card fees	136	131
Loan servicing income, net	214	159
Gain on sale of loans	548	778
Net realized losses on investment securities	-	(29)
Increase in surrender value of life insurance	152	154
Insurance commission income	458	417
Other income	126	177
Total other income	1,856	1,976

Other Expense
Salaries and employee benefits	3,855	3,807
Director fees and benefits	286	123
Net occupancy	530	482
Data processing fees	192	176
Professional fees	406	211
Advertising	130	99
Supplies	121	143
FDIC insurance premiums	134	117
Core deposit intangible amortization	156	179
Other expense	659	625
Total other expense	6,469	5,962

Income Before Income Tax Expense	4,083	5,072
Income tax expense	1,064	1,442
Net Income	$3,019	$3,630

Earnings Per Share:
Basic	$1.03	0.84
Diluted	1.03	0.84
Dividends Per Share	0.28	-

See notes to consolidated financial statements.

Madison County Financial, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013 and 2012
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012

Net Income	$3,019	$3,630

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities, net of taxes of $(159) and $6, for 2013 and 2012, respectively	(307)	11

Less: reclassification adjustment for realized losses included in net income, net of taxes of $0, $(10) for 2013 and 2012, respectively	-	(19)

	(307)	30

Comprehensive Income	$2,712	$3,660

See notes to consolidated financial statements.

Madison County Financial, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013 and 2012
(Dollars in Thousands)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)_	Equity

Balance, January 1, 2012	-	$-	$-	$-	$29,900	$231	$30,131

Net income					3,630		3,630
Other comprehensive income						30	30
Issuance of common stock, net of offering costs	3,193,054	32	30,645				30,677
Unearned ESOP shares				(2,554)			(2,554)
ESOP shares earned			48	102			150

Balance, December 31, 2012	3,193,054	32	30,693	(2,452)	33,530	261	62,064

Net income					3,019		3,019
Other comprehensive loss						(307)	(307)
ESOP shares earned			72	102			174
Shares repurchased	(157,210)	(2)	(2,730)				(2,732)
Dividends paid ($0.28 per share)					(826)		(826)

Balance, December 31, 2013	3,035,844	$30	$28,035	$(2,350)	$35,723	$(46)	$61,392

See notes to consolidated financial statements.

Madison County Financial, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2013 and 2012
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012

Operating activities:
Net income	$3,019	$3,630
Items not requiring cash:
Provision for loan losses	1,250	830
Depreciation and amortization	202	212
Deferred income taxes	(590)	(391)
Investment securities amortization, net	36	19
Investment securities losses	-	29
Core deposit intangible amortization	156	179
Loans originated for sale in the secondary market	(25,379)	(32,478)
Proceeds from loan sales in the secondary market	25,761	33,718
Gain on loans sold	(548)	(778)
Increase in surrender value of life insurance	(152)	(154)
Net change in:
Accrued interest receivable	38	296
Accrued interest payable	(7)	(59)
Other adjustments	815	400
Net cash provided by operating activities	4,601	5,453

Investing activities:
Net change in certificates of deposit	500	(1,250)
Purchases of investment securities available for sale	(5,148)	(7,362)
Proceeds from maturities of investment securities available for sale	3,400	9,100
Purchases of investment securities held to maturity	(14,954)	(10,254)
Proceeds from maturities of investment securities held to maturity	5,072	1,255
Proceeds from redemption of FHLB stock	634	-
Net change in loans receivable	(18,438)	(19,034)
Purchases of premises and equipment	(127)	(61)
Other investing activities	-	115
Net cash used in investing activities	(29,061)	(27,491)

Financing activities:
Net change in checking and money market savings accounts	12,447	23,149
Net change in certificates of deposit	(1,928)	(7,173)
Net change in short-term borrowings	13,000	(20,100)
Proceeds from FHLB advances	1,000	-
Repayment of FHLB advances	(300)	(500)
Net proceeds from stock conversion	-	28,123
Repurchased shares	(2,732)	-
Dividends paid	(826)	-
Net cash provided by financing activities	20,661	23,499

Net Change in Cash and Cash Equivalents	(3,799)	1,461

Cash and Cash Equivalents, Beginning of Period	7,918	6,457

Cash and Cash Equivalents, End of Period	$4,119	$7,918

Additional Cash Flows Information:
Interest paid	$1,729	$1,914
Taxes paid	1,565	1,852
Due to broker	55	1,118
Due from broker	-	210

See notes to consolidated financial statements.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Madison County Bank (the “Bank”), a wholly owned subsidiary of Madison County Financial, Inc. (the “Company”), is engaged in in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Madison, Nebraska. The Bank is subject to competition from other financial institutions. The Company is subject to the regulation of the Federal Reserve Board and the Bank is subject to the regulation of the Office of the Comptroller of the Currency (“OCC”) and both undergo periodic examinations by such authority.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of interest earning demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank. The reserves required at December 31, 2013 and December 31, 2012, were $0 and $3, respectively.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250. At December 31, 2013, cash and cash equivalents of $14 held at the Federal Home Loan Bank and $38 held at the Federal Reserve Bank, were not federally insured.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Certificates of Deposit

Certificates of deposit are carried at cost and mature within one to ten years.

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

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

For all loan classes, interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. There were no changes in the Company’s nonaccrual policy during the years ended December 31, 2013 and 2012.

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

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
December 31, 2013 and 2012
(Dollars in Thousands)

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

Management periodically evaluates the FHLB stock for impairment. Determination of whether the FHLB stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value. The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLB and the length of time this situation has persisted; the ability of the FHLB to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLB. Management believes that no impairment charge on FHLB of Topeka stock is necessary at December 31, 2013.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense. There were no foreclosed assets held for sale at December 31, 2013 or 2012.

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
December 31, 2013 and 2012
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

Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding. The Company had no outstanding options during 2013 and 2012.

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 2:	Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	December 31, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	9,289	231	(301)	9,219
Total available for sale	9,789	231	(301)	9,719

Held to maturity:
State and municipal	34,144	140	(1,392)	32,892
Total held to maturity	34,144	140	(1,392)	32,892

Total investment securities	$43,933	$371	$(1,693)	$42,611

	December 31, 2012
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	8,086	408	(12)	8,482
Total available for sale	8,586	408	(12)	8,982

Held to maturity:
Federal agencies	498	10	-	508
State and municipal	24,528	600	(6)	25,122
Total held to maturity	25,026	610	(6)	25,630

Total investment securities	$33,612	$1,018	$(18)	$34,612

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The amortized cost and fair value of investment securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$500	$500	$2,600	$2,603
After one through five years	1,780	1,940	4,192	4,207
After five through ten years	4,956	4,896	4,344	4,311
After ten years	2,553	2,383	23,008	21,771
	$9,789	$9,719	$34,144	$32,892

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,560 at December 31, 2013 and $5,673 at December 31, 2012.

There were no sales of investment securities available for sale for the years ended December 31, 2013 and 2012. The Company recorded net losses of $29 for the year ended December 31, 2012, on called investment securities.

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and 2012 was $24,933 and $3,163, which is approximately 59% and 9%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these investment securities are temporary.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses at December 31, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale- Federal agencies	$5,462	$(250)	$449	$(51)	$5,911	$(301)
Held to maturity- State and municipal	18,354	(1,342)	668	(50)	19,022	(1,392)
	$23,816	$(1,592)	$1,117	$(101)	$24,933	$(1,693)

Investment securities with unrealized losses at December 31, 2012 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale- Federal agencies	$1,807	$(3)	$259	$(9)	$2,066	$(12)
Held to maturity- State and municipal	1,047	(5)	50	(1)	1,097	(6)
	$2,854	$(8)	$309	$(10)	$3,163	$(18)

The unrealized losses on the Company’s investments in federal agencies and state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 3:	Loans Receivable and Allowance for Losses

Categories of loans receivable include:

	December 31,
	2013	2012

Real estate:
Agricultural	$110,533	$96,569
Commercial and multi-family	19,751	21,205
One- to four-family residential	38,322	35,964
Agricultural and commercial non-real estate	57,661	53,611
Consumer	4,249	4,749
	230,516	212,098
Less
Allowance for losses	6,171	4,941
Total loans	$224,345	$207,157

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
December 31, 2013 and 2012
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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The following table presents by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2013 and December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
Year Ended December 31, 2013	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Allowance for Loan Losses:
Balance, beginning of period	$2,585	$456	$467	$1,337	$96	$4,941
Provision for loan losses	755	141	63	301	(10)	1,250
Loans charged to the allowance	-	-	(20)	-	-	(20)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,340	$597	$510	$1,638	$86	$6,171

Year Ended December 31, 2012

Allowance for Loan Losses:
Balance, beginning of period	$1,579	$556	$818	$984	$80	$4,017
Provision for loan losses	935	(100)	(374)	353	16	830
Loans charged to the allowance	-	-	-	-	(3)	(3)
Recoveries of loans previously charged off	71	-	23	-	3	97

Balance, end of period	$2,585	$456	$467	$1,337	$96	$4,941

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The following presents by portfolio segment, the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the year ended December 31, 2013 and December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
At December 31, 2013:	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Allowance:
Ending balance	$3,340	$597	$510	$1,638	$86	$6,171
Ending balance: individually evaluated for impairment	$-	$148	$14	$-	$-	$162
Ending balance: collectively evaluated for impairment	$3,340	$449	$496	$1,638	$86	$6,009

Loans:
Ending balance	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516
Ending balance individually evaluated for impairment	$-	$148	$22	$-	$-	$170
Ending balance collectively evaluated for impairment	$110,533	$19,603	$38,300	$57,661	$4,249	$230,346

At December 31, 2012:

Allowance:
Ending balance	$2,585	$456	$467	$1,337	$96	$4,941
Ending balance: individually evaluated for impairment	$-	$-	$45	$-	$-	$45
Ending balance: collectively evaluated for impairment	$2,585	$456	$422	$1,337	$96	$4,896

Loans:
Ending balance	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098
Ending balance individually evaluated for impairment	$-	$-	$82	$-	$-	$82
Ending balance collectively evaluated for impairment	$96,569	$21,205	$35,882	$53,611	$4,749	$212,016

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Pass	$110,410	$19,603	$37,716	$57,637	$4,210	$229,576
Special Mention	-	-	494	24	22	540
Substandard	123	148	112	-	17	400
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516

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
December 31, 2013 and 2012
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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Past Due:
30-59 days	$199	$-	$376	$52	$40	$667
60-89 days	296	-	171	24	-	491
90 days or more	-	-	-	-	2	2
Total past due	495	-	547	76	42	1,160
Current	110,038	19,751	37,775	57,585	4,207	229,356

Total loans	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516

Nonaccrual loans	$123	$148	$112	$-	$17	$400
Loans past due 90 days and still accruing	-	-	-	-	2	2

	$123	$148	$112	$-	$19	$402

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Past Due:
30-59 days	$161	$162	$282	$30	$2	$637
60-89 days	-	-	233	-	-	233
90 days or more	-	-	144	-	2	146
Total past due	161	162	659	30	4	1,016
Current	96,408	21,043	35,305	53,581	4,745	211,082

Total loans	$96,569	$21,205	$35,964	$53,611	$4,749	$212,098

Nonaccrual loans	$126	$-	$84	$-	$4	$214
Loans past due 90 days and still accruing	-	-	79	-	-	79

	$126	$-	$163	$-	$4	$293

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans considered to be non-homogenous in nature and all loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$148	$22	$-	$-	$170
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$148	$22	$-	$-	$170

Unpaid principal balance of impaired loans	$-	$148	$22	$-	$-	$170
Allowance for loan losses on impaired loans	-	148	14	-	-	162
Average recorded investment in impaired loans	-	46	28	-	-	74

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2012:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$-	$82	$-	$-	$82
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$82	$-	$-	$82

Unpaid principal balance of impaired loans	$-	$-	$82	$-	$-	$82
Allowance for loan losses on impaired loans	-	-	45	-	-	45
Average recorded investment in impaired loans	-	-	49	-	-	49

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Interest income of $8 and $4 was recognized on impaired loans for the years ended December 31, 2013 and 2012.

There were no troubled debt restructurings at or during the years ended December 31, 2013 or 2012.

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $68,785 and $56,720 at December 31, 2013 and 2012, respectively.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2013	2012

Land	$339	339
Buildings and improvements	3,371	3,353
Furniture and equipment	1,752	1,786
Automobiles	72	72
Software	303	280
	5,837	5,830
Less accumulated depreciation	3,638	3,556
	$2,199	2,274

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 5:	Goodwill and Core Deposit Intangible

Goodwill was recognized in connection with the acquisition of First Capital Investment Company, Inc., the parent company of First National Bank of Albion, in November 2005. Under FASB ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually or more frequently, if necessary.

As a result, goodwill of $481 was not impaired at either December 31, 2013 or 2012.

The gross carrying value and accumulated amortization of the core deposit intangibles related to the acquisition of First National Bank of Albion is presented below:

	December 31,
	2013	2012

Core deposit intangible	$3,094	$3,094
Accumulated depreciation	(2,440)	(2,284)
	$654	$810

The core deposit intangible is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Amortization expense on core deposit intangibles for the years ended December 31, 2013 and 2012 was $156 and $179, respectively.

Estimated amortization expense on core deposit intangibles for the next five years is as follows:

2014	$136
2015	119
2016	104
2017	91
2018	80

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 6:	Deposits

	December 31,
	2013	2012

Non-interest bearing checking	$19,932	$17,167
Interest-bearing checking	113,922	108,756
Money market savings	45,504	40,989
Certificates and other time deposits of $100 or more	6,257	5,614
Other certificates and time deposits	20,091	22,661
Total deposits	$205,706	$195,187

At December 31, 2013, the scheduled maturities of time deposits are as follows:

2014	$19,429
2015	4,786
2016	1,148
2017	604
2018	381
$26,348

There were no brokered deposits at December 31, 2013 or 2012.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 7:	Borrowings

	December 31,
	2013	2012

Federal Home Loan Bank line of credit	$13,000	$-
Federal Home Loan Bank advances	7,000	6,300

Total borrowings	$20,000	$6,300

The Company has a line of credit with at the FHLB of Topeka which expires December 19, 2014. The line of credit accrues interest at a variable rate (0.19% at December 31, 2013). The maximum credit available is based on certain criteria including a percentage of assets limitation and an available collateral limitation. Based on the statement received from the FHLB of Topeka, the additional borrowing capacity at December 31, 2013 was $53,991. The Company had no balance outstanding at December 31, 2013.

The Company has an unsecured line with another financial institution to purchase overnight federal funds. The maximum amount of the established line is $24,710 and matures on May 31, 2014. The line is subject to quarterly review as well as annual renewal, and terms may be altered in the event of a significant change in the Company’s financial condition. The Company had no federal funds outstanding at December 31, 2013.

The Company has a line of credit with the FRB to obtain advances which matures on January 31, 2014. FRB advances are secured by loans totaling $20,431 at December 31, 2013. The maximum credit available from the FRB, is $10,020 and is subject to an annual approval process and certain other restrictions. The Company had no advances at December 31, 2013.

FHLB advances, at interest rates from 1.37 percent to 4.54 percent at December 31, 2013, are subject to restrictions or penalties in the event of prepayment. FHLB advances and the line of credit are secured by a blanket lien on mortgage loans totaling $107,292 at December 31, 2013.

Maturities of FHLB advances were as follows at December 31, 2013:

2015	4,400
2016	200
2017	1,400
2018	1,000
$7,000

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2009.

	Years Ended December 31,
	2013	2012

Income tax expense:
Currently payable - federal	$1,654	$1,833
Deferred - federal	(590)	(391)
	$1,064	$1,442

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,388	$1,725
Tax-exempt income	(299)	(228)
Cash surrender value of life insurance	(51)	(53)
Other	26	(2)
Actual tax expense	$1,064	$1,442

Effective tax rate	26.1%	28.4%

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	December 31,
	2013	2012

Assets:
Allowance for loan losses	$2,024	$1,599
Deferred compensation	537	475
Securities available for sale	24	-
Other	133	88
Total assets	2,718	2,162

Liabilities
Core deposit intangible	222	275
Stock in FHLB of Topeka	123	165
Prepaid expense	191	176
Depreciation	90	89
Securities available for sale	-	135
Mortgage servicing rights	19	-
Total liabilities	645	840

	$2,073	$1,322

Retained earnings at December 31, 2013 and 2012 include approximately $750 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $255.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
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

Financial instruments whose contract amount represents credit risk as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012

Commitments to extend credit	$25,655	$10,975
Lines of credit, primarily commercial	22,218	29,904
Commercial letters of credit	794	897

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

The Company sells residential loans with limited recourse to the FHLB of Topeka under the Mortgage Partnership Finance Program. The Company is obligated to repurchase certain loans sold that become delinquent as defined by the agreement. At December 31, 2013 and 2012, these obligations were approximately $4,610 and $3,510. Based upon a favorable payment history, the Company does not anticipate any significant losses on these residential loans under the agreement. At December 31, 2013 and 2012, the reserve totaled $66 and $40, respectively.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013 and 2012, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total capital (to risk weighted assets)	$53,182	18.31%	23,240	8.00%	29,050	10.00%
Tier 1 capital (to risk weighted assets)	49,519	17.05%	11,620	4.00%	17,430	6.00%
Tier 1 capital (to average assets)	49,519	17.15%	11,550	4.00%	14,438	5.00%

As of December 31, 2012:
Total capital (to risk weighted assets)	$50,196	19.44%	20,653	8.00%	25,816	10.00%
Tier 1 capital (to risk weighted assets)	46,948	18.19%	10,327	4.00%	15,490	6.00%
Tier 1 capital (to average assets)	46,948	17.66%	7,976	3.00%	13,294	5.00%

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period. At December 31, 2013, approximately $5,978 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 100% of their compensation, subject to limitations prescribed by law. The Company contributes 3% of the employee’s compensation. Employer contributions charged to expense was $93 and $93 for the years ended December 31, 2013 and 2012, respectively.

The Company has a salary continuation plan for the benefit of certain executive officers. The Bank is funding the agreement with variable rate life insurance policies. The recorded obligation of $1,315 and $1,162 at December 31, 2013 and 2012, respectively, is included in other liabilities. Expense of $152 and $141 was recorded for the years ended December 31, 2013 and 2012, respectively. There were no payments made during the years ended December 31, 2013 and 2012, respectively.

In addition, the Company has a deferred compensation plan for the directors of the Company. The recorded obligation of $265 and $235 at December 31, 2013 and 2012, respectively, is included in other liabilities. Expense of $29 and $27 was recorded for the years ended December 31, 2013 and 2012, respectively.

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

As part of the conversion, the Bank established an Employee Stock Ownership Plan (ESOP) covering substantially all employees. The ESOP acquired 255,444 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, $2,554 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares are used to repay the loan and are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors, are made to the ESOP.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The ESOP shares as of December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012

Allocated shares	20,435	10,218
Unearned shares	235,009	245,226

Total ESOP shares	255,444	255,444

Fair value of unearned shares at December 31, 2013	$4,230	4,022

At December 31, 2013 and 2012, the fair value of the allocated shares held by the ESOP was $368 and $168, respectively.

The 2013 Equity Incentive Plan (“the 2013 Plan”) was approved by the Company’s stockholders at a special meeting of stockholders held on November 13, 2013. Under the terms of the 2013 Plan, the Company may issue or deliver to participants up to 447,027 shares of Madison County Financial, Inc. common stock pursuant to grants of incentive and non-statutory stock options and restricted stock awards. The Company granted 288,000 stock options and awarded 115,000 shares of restricted stock to its directors, officers and employees pursuant to the terms of the 2013 Plan on February 14, 2014.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 12:	Earnings Per Share

The following table presents a summary of the basic and diluted earnings per share:

	Years Ended December 31,
	2013	2012
	(Dollars in Thousands except share and per share data)

Net income (1)	$3,019	$646
Shares outstanding for basic EPS(1):
Average shares outstanding	3,160,005	785,177
Less: Average Unearned ESOP Shares	240,495	18,658
Shares outstanding for basic EPS	2,919,510	766,519

Additional dilutive shares	-	-

Share outstanding for diluted EPS	2,919,510	766,519

Basic earnings per share	$1.03	$0.84
Diluted earnings per share	1.03	0.84

(1) Calculated from October 3, 2012, the effective date of the conversion and stock offering, to the end of the period, for the year ending December 31, 2012.

Note 13:	Related Party Transactions

The Company has entered into transactions with certain directors, executive officers and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2013 and 2012 was $675 and $687, net of loans sold of $561 and $602, respectively. Deposits from related parties held by the Company at December 31, 2013 and 2012 totaled $942 and $945, respectively.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

	December 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	9,219	-	9,219	-
	$9,719	$500	$9,219	$-

	December 31, 2012
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	8,482	-	8,482	-
	$8,982	$500	$8,482	$-

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013

Impaired loans	$8	$-	$-	$8

December 31, 2012

Impaired loans	$37	$-	$-	$37

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
December 31, 2013 and 2012
(Dollars in Thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At December 31, 2013:

Collateral-dependent impaired loans	$ 8	Market comparable properties	Marketability discount	10%

At December 31, 2012:

Collateral-dependent impaired loans	$ 37	Market comparable properties	Marketability discount	10%

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2013.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$4,119	$4,119	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	34,144	-	32,892	-
Loans held for sale	269	-	269	-
Loans, net	224,345	-	-	230,813
Stock in Federal Home Loan Bank of Topeka	1,472	-	1,472	-
Accrued interest receivable	3,807	-	3,807	-

Financial liabilities:
Deposits	205,706	179,358	-	26,429
Borrowings	20,000	-	20,274	-
Accrued interest payable	99	-	99	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$7,918	$7,918	$-	$-
Certificates of deposit	1,500	1,500	-	-
Held to maturity investment securities	25,026	-	25,630	-
Loans held for sale	159	-	159	-
Loans, net	207,157	-	-	220,196
Stock in Federal Home Loan Bank of Topeka	2,076	-	2,076	-
Accrued interest receivable	3,845	-	3,845	-

Financial liabilities:
Deposits	195,187	166,912	-	28,497
Borrowings	6,300	-	6,617	-
Accrued interest payable	106	-	106	-

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 15:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2013	2012
Assets

Cash and cash equivalents	$10,577	$13,374
Investment in Bank	50,737	48,661
Other Assets	88	29

Total assets	$61,402	$62,064

Liabilities

Other liabilities	10	-

Total liabilities	10	-

Stockholders' Equity	61,392	62,064

Total liabilities and stockholders’ equity	$61,402	$62,064

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2013	2012

Income	$-	$-

Expenses
Other expenses	286	62

Total expenses	286	62

Loss Before Income Tax and Equity in Undistributed Net Income of Subsidiaries	(286)	(62)

Income Tax Benefit	97	29

Loss Before Equity in Undistributed Net Income of Subsidiaries	(189)	(33)

Equity in Undistributed Net Income of Subsidiaries	3,208	3,663

Net Income	$3,019	$3,630

Comprehensive Income	$2,712	$3,660

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Operating Activities
Net income	$3,019	$3,630
Items not providing cash	(2,258)	(3,448)

Net cash provided by operating activities	761	182

Investing Activities
Investment in Bank	-	(15,000)

Net cash used in investment activities	-	(15,000)

Financing Activities
Net proceeds from stock conversion	-	28,123
Repurchased shares	(2,732)	-
Dividends paid	(826)	-

Net cash provided by (used in) financing activities	(3,558)	28,123

Net Change in Cash and Cash Equivalents	(2,797)	13,305

Cash and Cash Equivalents at Beginning of Year	13,374	69

Cash and Cash Equivalents at End of Year	$10,577	$13,374

Note 16:	Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for annual periods beginning after December 31, 2014, and interim periods within annual periods beginning after December 15, 2015. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU will be effective for annual and interim periods beginning January 1, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company’s consolidated financial statements.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Dollars in Thousands)

Note 17:	Plan of Conversion and Liquidation Account

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

The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred for the year ended December 31, 2012 were $1,254.

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

 47

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison County Financial, Inc.

Date: March 28, 2014	By:	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David J. Warnemunde	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014
David J. Warnemunde

/s/ Brenda L. Borchers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
Brenda L. Borchers

/s/ Jon Moyer	Director	March 28, 2014
Jon Moyer

/s/ David D. Warnemunde	Director	March 28, 2014
David D. Warnemunde

/s/ Daniel Tunink	Director	March 28, 2014
Daniel Tunink

/s/ Ivan J. Beller	Director	March 28, 2014
Ivan J. Beller

/s/ Warren R. Blank	Director	March 28, 2014
Warren R. Blank

/s/ James R. Becker	Director	March 28, 2014
James R. Becker

59

EXHIBIT INDEX

3.1         Articles of Incorporation of Madison County Financial, Inc.*
3.2         Bylaws of Madison County Financial, Inc.*
4            Form of Common Stock Certificate of Madison County Financial, Inc.*
10.1       Employment Agreement between Madison County Bank and David J. Warnemunde*
10.2       Employment Agreement between Madison County Bank and Daniel A. Fullner*
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
10.9       Director Deferred Fee Agreement between Madison County Bank and Jon M. Moyer*
10.10     Director Deferred Fee Agreement between Madison County Bank and Daniel L. Tunink*
10.11     Director Deferred Fee Agreement between Madison County Bank and David D. Warnemunde*
10.12     Madison County Bank Employee Stock Ownership Plan*
10.13     Madison County Financial, Inc. 2013 Equity Incentive Plan **
10.14     Incentive Stock Option Agreement ***
10.15      Non-Qualified Stock Option Agreement***
10.16     Director Stock Option Agreement***
10.17     Employee Restricted Stock Award***
10.18     Director Restricted Stock Award***
21          Subsidiaries of Registrant
23          Consent of Independent Auditor
31.1       Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2       Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0     The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (“Extensible Business Reporting Language”): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*             Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-181070), initially filed with the SEC on May 1, 2012.
**           Incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders filed on October 4, 2013 (file no. 001-35679)
***        Incorporated by reference to the Current Report on Form 8-K filed on February 19, 2014.

60