Form 10-Q
period 2014-03-31
Madison County Financial, Inc.
filed 2014-05-14
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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
YES ☐     NO ☒

As of May 2, 2014, 3,067,482 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.
Form 10-Q

Part I. – Financial Information
Item 1.    Financial Statements

Madison County Financial, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$2,293	$4,067
Interest-earning demand accounts	5,107	52
Cash and cash equivalents	7,400	4,119
Certificates of deposit	1,000	1,000
Investment securities:
Available for sale, at fair value	11,342	9,719
Held to maturity, at amortized cost (fair value of $34,034 and $32,892, respectively)	34,515	34,144
Loans held for sale	153	269
Loans receivable, net of allowance for losses of $6,456 and $6,171, respectively	216,687	224,345
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	1,203	1,472
Premises and equipment, net	2,164	2,199
Bank-owned life insurance (“BOLI”)	6,293	4,750
Accrued interest receivable	2,645	3,807
Core deposit intangible	620	654
Goodwill	481	481
Other assets	3,067	3,136

Total assets	$287,570	$290,095

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$215,370	$205,706
Borrowings	7,000	20,000
Accrued interest payable	97	99
Other liabilities	3,999	2,898
Total liabilities	226,466	228,703

Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding - 3,076,482 and 3,035,844 respectively	30	30
Additional paid in capital	27,125	28,035
Unearned employee stock ownership plan (ESOP)	(2,325)	(2,350)
Retained earnings	36,238	35,723
Accumulated other comprehensive income (loss)	36	(46)
Total stockholders’ equity	61,104	61,392

Total liabilities and stockholders’ equity	$287,570	$290,095

See notes to condensed consolidated financial statements

Madison County Financial, Inc.
Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,679	$2,578
Investment securities - taxable	87	83
Investment securities - non-taxable	258	197
Other	8	21
Total interest income	3,032	2,879

Interest Expense
Deposits	381	383
Borrowings	56	54
Total interest expense	437	437

Net interest income	2,595	2,442
Provision for loan losses	285	255

Net Interest Income After Provision for Loan Losses	2,310	2,187

Other Income
Service charges on deposit accounts	59	48
ATM and credit card fees	35	31
Loan servicing income, net	56	49
Gain on sale of loans	91	167
Increase in surrender value of life insurance	43	38
Insurance commission income	86	89
Other income	14	36
Total other income	384	458

Other Expense
Salaries and employee benefits	1,086	950
Director fees and benefits	388	20
Net occupancy	125	117
Data processing fees	45	61
Professional fees	136	135
Advertising	26	27
Supplies	37	31
FDIC insurance premiums	33	31
Core deposit intangible amortization	34	39
Other expense	148	196
Total other expense	2,058	1,607

Income Before Income Tax Expense	636	1,038
Income tax expense	121	286
Net Income	$515	$752

Earnings Per Share:
Basic	$0.18	0.26
Diluted	0.18	0.26
Dividends Per Share	-	-

See notes to condensed consolidated financial statements.

2

Madison County Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Net Income	$515	$752

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $43 and $(13), for 2014 and 2013, respectively	82	(25)

	82	(25)

Comprehensive Income	$597	$727

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)	Equity
	(Unaudited)

Balance, January 1, 2014	3,035,844	$30	$28,035	$(2,350)	$35,723	$(46)	$61,392

Net income					515		515
Other comprehensive income						82	82
ESOP shares earned			19	25			44
Restricted Shares Issued	115,000	1	(1)				-
Stock Based Compensation			390				390
Shares repurchased	(74,362)	(1)	(1,318)	-			(1,319)

Balance, March 31, 2014	3,076,482	30	$27,125	$(2,325)	$36,238	$36	$61,104

Balance, January 1, 2013	3,193,054	$32	$30,693	$(2,452)	$33,530	$261	$62,064

Net income					752		752
Other comprehensive loss						(25)	(25)
ESOP shares earned			16	25			41

Balance, March 31, 2013	3,193,054	$32	$30,709	$(2,427)	$34,282	$236	$62,832

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating activities:
Net income	$515	$752
Items not requiring cash:
Provision for loan losses	285	255
Depreciation and amortization	53	55
Investment securities amortization, net	1	5
Core deposit intangible amortization	34	39
Loans originated for sale in the secondary market	(3,555)	(9,366)
Proceeds from loan sales in the secondary market	3,737	9,303
Gain on loans sold	(91)	(167)
Increase in surrender value of life insurance	(43)	(38)
Stock based compensation	390	-
Net change in:
Accrued interest receivable	1,162	1,330
Accrued interest payable	(2)	(2)
Other adjustments	617	750
Net cash provided by operating activities	3,103	2,916

Investing activities:
Purchases of investment securities available for sale	(1,500)	(1,298)
Proceeds from maturities of investment securities available for sale	-	350
Purchases of investment securities held to maturity	(854)	(2,367)
Proceeds from maturities of investment securities held to maturity	1,060	622
Proceeds from redemption of FHLB stock	272	-
Net change in loans receivable	7,373	14,659
Purchases of premises and equipment	(18)	(40)
Purchase of bank-owned life insurance	(1,500)	-
Net cash provided by investing activities	4,833	11,926

Financing activities:
Net change in checking and money market savings accounts	10,279	22,118
Net change in certificates of deposit	(615)	(1,050)
Net change in short-term borrowings	(13,000)	-
Repurchased shares	(1,319)	-
Net cash provided by (used in) financing activities	(4,655)	21,068

Net Change in Cash and Cash Equivalents	3,281	35,910

Cash and Cash Equivalents, Beginning of Period	4,119	7,918

Cash and Cash Equivalents, End of Period	$7,400	$43,828

Additional Cash Flows Information:
Interest paid	$439	$439
Taxes paid	23	-

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands, except share and per share data)

Notes to Condensed Consolidated Financial Statements

Madison County Bank (the “Bank”), a wholly owned subsidiary of Madison County Financial, Inc. (the “Company”), is engaged in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Madison, Nebraska.  The Bank is subject to competition from other financial institutions.  The Company is subject to the regulation of the Federal Reserve Board and the Bank is subject to the regulation of the Comptroller of the Currency (“OCC”) and both undergo periodic examinations by such authority.

On October 3, 2012, Madison County Holding Company, MHC, (the “MHC), the Bank’s former federally chartered mutual holding company, consummated its mutual-to-stock conversion and the Company consummated its initial stock offering.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results which may be expected for the year ending December 31, 2014.

Note 2:  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.   All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Earnings Per Share

The Company has granted stock compensation awards with non-forfeitable dividend rights, which are considered participating securities.  Accordingly, earnings per share (EPS) is computed using the two-class method as required by ASC 260-10-45.  Basic EPS is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.  ESOP shares are not considered outstanding for EPS until they are earned.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the computation of basic and diluted EPS for the periods indicated (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
	(Unaudited, Dollars in Thousands except share and per share data)

Net income	$515	$752
Allocated to participating securities	(10)	-
Net income allocated to common stockholders	505	752

Weighted average common shares outstanding, gross	3,082,335	3,193,054
Less: Average unearned ESOP shares and participating securities	(287,958)	(244,348)
Weighted average common shares outstanding, net	2,794,377	2,948,706
Effect of diluted based awards	-	-
Weighted average shares and common stock equivalents	2,794,377	2,948,706

Income per common share:
Basic	$0.18	$0.26
Diluted	0.18	0.26

Options excluded from the calcuation due to their anti-dilutive effect on earnings per share	288,000	N/A

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	March 31, 2014
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	10,788	251	(197)	10,842
Total available for sale	11,288	251	(197)	11,342

Held to maturity:
State and municipal	34,515	226	(707)	34,034
Total held to maturity	34,515	226	(707)	34,034

Total investment securities	$45,803	$477	$(904)	$45,376

	December 31, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	9,289	231	(301)	9,219
Total available for sale	9,789	231	(301)	9,719

Held to maturity:
State and municipal	34,144	140	(1,392)	32,892
Total held to maturity	34,144	140	(1,392)	32,892

Total investment securities	$43,933	$371	$(1,693)	$42,611

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The amortized cost and fair value of investment securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$500	$500	$2,795	$2,797
After one through five years	3,276	3,427	3,951	3,966
After five through ten years	4,958	4,968	4,710	4,737
After ten years	2,554	2,447	23,059	22,534

	$11,288	$11,342	$34,515	$34,034

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $5,603 at March 31, 2014 (unaudited) and $5,560 at December 31, 2013.

There were no sales of investment securities available for sale for the three months ended March 31, 2014 and 2013 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at March 31, 2014 (unaudited) and December 31, 2013 was $19,381 and $24,933, which is approximately 43% and 59%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Investment securities with unrealized losses at March 31, 2014 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited, In Thousands)
Available for sale-
Federal agencies	$4,541	$(119)	$1,422	$(78)	$5,963	$(197)
Held to maturity-
State and municipal	8,692	(347)	4,726	(360)	13,418	(707)

	$13,233	$(466)	$6,148	$(438)	$19,381	$(904)

Investment securities with unrealized losses at December 31, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale-
Federal agencies	$5,462	$(250)	$449	$(51)	$5,911	$(301)
Held to maturity-
State and municipal	18,354	(1,342)	668	(50)	19,022	(1,392)

	$23,816	$(1,592)	$1,117	$(101)	$24,933	$(1,693)

The unrealized losses on the Company’s investments in federal agencies and state and municipal securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the three month-end periods ended March 31, 2014 and 2013 (unaudited).

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

Categories of loans receivable include:

	March 31,	December 31,
	2014	2013
	(Unaudited)
Real estate:
Agricultural	$113,062	$110,533
Commercial and multi-family	19,284	19,751
One- to four-family residential	37,484	38,322
Agricultural and commercial non-real estate	49,225	57,661
Consumer	4,088	4,249
	223,143	230,516
Less
Allowance for losses	6,456	6,171

Total loans	$216,687	$224,345

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2014, and 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Three Months Ended March 31, 2014 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$3,340	$597	$510	$1,638	$86	$6,171
Provision for loan losses	317	5	119	(153)	(3)	285
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,657	$602	$629	$1,485	$83	$6,456

Three Months Ended March 31, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,585	$456	$467	$1,337	$96	$4,941
Provision for loan losses	360	41	63	(196)	(13)	255
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,945	$497	$530	$1,141	$83	$5,196

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment, allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2014 and December 31, 2013:

At March 31, 2014 (Unaudited)

Allowance:
Ending balance	$3,657	$602	$629	$1,485	$83	$6,456
Ending balance individually evaluated for impairment	$-	$126	$15	$-	$-	$141
Ending balance collectively evaluated for impairment	$3,657	$476	$614	$1,485	$83	$6,315

Loans:
Ending balance	$113,062	$19,284	$37,484	$49,225	$4,088	$223,143
Ending balance individually evaluated for impairment	$-	$134	$19	$-	$-	$153
Ending balance collectively evaluated for impairment	$113,062	$19,150	$37,465	$49,225	$4,088	$222,990

At December 31, 2013

Allowance:
Ending balance	$3,340	$597	$510	$1,638	$86	$6,171
Ending balance individually evaluated for impairment	$-	$148	$14	$-	$-	$162
Ending balance collectively evaluated for impairment	$3,340	$449	$496	$1,638	$86	$6,009

Loans:
Ending balance	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516
Ending balance individually evaluated for impairment	$-	$148	$22	$-	$-	$170
Ending balance collectively evaluated for impairment	$110,533	$19,603	$38,300	$57,661	$4,249	$230,346

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Pass	$112,939	$19,150	$36,830	$49,203	$4,038	$222,160
Special Mention	-	-	519	22	34	575
Substandard	123	134	135	-	16	408
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$113,062	$19,284	$37,484	$49,225	$4,088	$223,143

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of March 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)
Past Due:
30-59 days	$355	$-	$533	$561	$48	$1,497
60-89 days	-	-	186	22	16	224
90 days or more	123	-	22	-	-	145
Total past due	478	-	741	583	64	1,866
Current	112,584	19,284	36,743	48,642	4,024	221,277

Total loans	$113,062	$19,284	$37,484	$49,225	$4,088	$223,143

Nonaccrual loans	$123	$134	$135	$-	$16	$408
Loans past due 90 days and still accruing	-	-	-	-	-	-

	$123	$134	$135	$-	$16	$408

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(In Thousands)
Past Due:
30-59 days	$199	$-	$376	$52	$40	$667
60-89 days	296	-	171	24	-	491
90 days or more	-	-	-	-	2	2
Total past due	495	-	547	76	42	1,160
Current	110,038	19,751	37,775	57,585	4,207	229,356

Total loans	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516

Nonaccrual loans	$123	$148	$112	$-	$17	$400
Loans past due 90 days and still accruing	-	-	-	-	2	2

	$123	$148	$112	$-	$19	$402

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Impaired loans with an allowance for loan losses	$-	$134	$19	$-	$-	$153
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$134	$19	$-	$-	$153

Unpaid principal balance of impaired loans	$-	$134	$19	$-	$-	$153
Allowance for loan losses on impaired loans	-	126	15	-	-	141

The following table presents average impaired loans based on class level for the three months ended March 31, 2014 and 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited, In Thousands)

Average recorded investment in impaired loans for the three months ended March 31, 2014	$-	$141	$20	$-	$-	$161
Interest income recognized on impaired loans for the three months ended March 31, 2014	$-	$3	$1	$-	$-	$4

Average recorded investment in impaired loans for the three months ended March 31, 2013	-	-	53	-	-	53
Interest income recognized on impaired loans for the three months ended March 31, 2013	$-	$-	$1	$-	$-	$1

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

During the three months ended March 31, 2014 and 2013 (unaudited), there were no new restructurings classified as troubled debt restructurings.  At March 31, 2014 and 2013 (unaudited), there were no such loans restructured within the last twelve months that were in default.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	10,842	-	10,842	-
	$11,342	$500	$10,842	$-

	December 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	9,219	-	9,219	-
	$9,719	$500	$9,219	$-

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
March 31, 2014 (Unaudited)

Impaired loans	$12	$-	$-	$12

December 31, 2013

Impaired loans	$8	$-	$-	$8

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average
	(In Thousands)

At March 31, 2014: (Unaudited)

Collateral-dependent	$12	Market comparable	Marketability discount	10%
impaired loans		properties

At December 31, 2013:

Collateral-dependent	$8	Market comparable	Marketability discount	10%
impaired loans		properties

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2014:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited, In Thousands)
Financial assets:
Cash and cash equivalents	$7,400	$7,400	$-	$-
Certificates of deposit	1,000	1,000	-	-
Loans held for sale	153	-	153	-
Loans, net	216,687	-	-	222,733
Stock in Federal Home Loan Bank of Topeka	1,203	-	1,203	-
Accrued interest receivable	2,645	-	2,645	-

Financial liabilities:
Deposits	215,370	189,637	-	25,806
Borrowings	7,000	-	7,243	-
Accrued interest payable	97	-	97	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2013:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$4,119	$4,119	$-	$-
Certificates of deposit	1,000	1,000	-	-
Loans held for sale	269	-	269	-
Loans, net	224,345	-	-	230,813
Stock in Federal Home Loan Bank of Topeka	1,472	-	1,472	-
Accrued interest receivable	3,807	-	3,807	-

Financial liabilities:
Deposits	205,706	179,358	-	26,429
Borrowings	20,000	-	20,274	-
Accrued interest payable	99	-	99	-

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 7:  Share Based Compensation (Unaudited)

In November, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to officers, employees and directors.  The cost of the Plan is based on the fair value of the awards on the grant date.  The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date.  The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term.  These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate.  The cost of the awards is being recognized over the five-year vesting periods during which participants are required to provide services in exchange for the awards.  Certain officers and employees have seven-year vesting periods. Vesting began March 1, 2014, for directors and will begin November 1, 2014, for certain other officers and employees.

Until such time as awards of stock are granted and vest or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 447,027.  Total stock-based compensation expense for the three months ended March 31, 2014 was $390,000.

Stock Options

The table below represents the stock option activity for the period shown:

		Weighted	Remaining
		average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2014	-	$-	-
Granted	288,000	17.10	10
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at March 31, 2014	288,000	$17.10	10

There were 288,000 stock options granted on February 14, 2014.

As of March 31, 2014, the Company had $645,000 of unrecognized compensation expense related to stock options.  The cost of the stock options will be amortized in monthly installments over the noted five-year and seven-year vesting periods, with the first vesting date of March 1, 2014, for directors, and November 1, 2014, for certain other officers and employees.  There were 32,820 stock options that vested in the three months ended March 31, 2014.  Stock option expense for the three months ended March 31, 2014 was $98,000.  The aggregate grant date fair value of the stock options was $743,000.  The total intrinsic value of options as of March 31, 2014 was $259,000.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The fair value of the Company’s stock options was determined using the Black-Scholes option pricing formula.  The following assumptions were used in the formula:

Expected volatility	13.78%
Risk-free interest rate	2.27%
Expected dividend yield	1.64%
Expected life (in years)	7.5
Exercise price for the stock options	$17.10

Expected volatility – Based on the historical volatility of share price for similar companies.

Risk-free interest rate – Based on the U. S. Treasury yield curve and expected life of the options at the time of grant.

Dividend yield – Madison County Financial, Inc. paid, at the time of valuation, an annual dividend of $0.28 per share.

Expected life – Based on average of the five-year and seven-year vesting periods and the ten year contractual term of the stock option plan.

Exercise price for the stock options – Based on the closing price of the Company’s stock on the date of grant.

Restricted Stock Awards

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Non-vested at January 1, 2014	-	$-
Granted	115,000	17.10
Vested	(14,840)	17.10
Forfeited	-	-
Non-vested at March 31, 2014	100,160	$17.10

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Restricted stock awards of 115,000 were granted on February 14, 2014.

As of March 31, 2014, the Company had $1,675,000 of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year and seven-year vesting periods.  Restricted stock expense for the three months ended March 31, 2014 was $291,000.

Note 8:  Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

Madison County Financial, Inc.
Form 10-Q

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Madison County Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.

Comparison of Financial Condition at March 31, 1014 and December 31, 2013

Total assets decreased $2.5 million, or 0.9%, to $287.6 million at March 31, 2014, from $290.1 million at December 31, 2013.  The decrease was due primarily to a decrease in net loans and interest receivable and investment in Federal Home Loan Bank stock, offset by increases in cash and cash equivalents, investment securities classified as available for sale and bank-owned life insurance.  The decrease in net loans and the increase in cash and cash equivalents resulted primarily from normal seasonal pay-downs from our farming customers and normal annual loan payments on agricultural real estate loans. Investment securities increased as we used the funds received from the pay-downs to purchase these securities.

Madison County Financial, Inc.
Form 10-Q

Net loans decreased $7.7 million, or 3.4%, to $216.7 million at March 31, 2014, from $224.3 million at December 31, 2013.  Agricultural and commercial non-real estate loans decreased $8.4 million, or 14.6%, to $49.2 million at March 31, 2014, from $57.7 million at December 31, 2013.  One- to four-family residential real estate loans decreased $840,000, or 2.2%, to $37.5 million at March 31, 2014, from $38.3 million at December 31, 2013.  The decrease in agricultural non-real estate loans resulted from seasonal loan pay-downs relating primarily to the cash flow cycle of our farming customers.  One- to four-family residential mortgages decreased primarily due to the origination and sale of these loans.  Agricultural real estate loans increased $2.5 million, or 2.3%, to $113.1 million at March 31, 2014, from $110.5 million at December 31, 2013.  This increase in agricultural real estate loans resulted from the continued above-normal market activity in agricultural real estate purchases by our customers.

Investment securities classified as available for sale increased $1.6 million, or 16.7%, to $11.3 million at March 31, 2014, from $9.7 million at December 31, 2013.  Agricultural loan customers paid down lines of credit in the first quarter and the funds received from these repayments were used to purchase investment securities.  Investment in Federal Home Loan Bank stock decreased $269,000, or 18.3%, to $1.2 million at March 31, 2014, from $1.5 million at December 31, 2013, due to the Federal Home Loan Bank of Topeka’s repurchase of our excess Class A and Class B common stock.

Bank-owned life insurance increased $1.5 million, or 32.5%, as we increased our investment in consideration of the implementation of our equity incentive plan and the additional expense which would be incurred in the event of the death of a director or executive officer.

Accrued interest receivable on loans decreased $1.2 million, or 30.5%, to $2.6 million at March 31, 2014, from $3.8 million at December 31, 2013, due to the decrease in net loans at March 31, 2014, as compared to December 31, 2013, the timing of interest payments due on our loans, and the decrease in the average yield on loans to 4.82% at March 31, 2014, from 5.01% at December 31, 2013.

Deposits increased $9.7 million, or 4.7%, to $215.4 million at March 31, 2014, from $205.7 million at December 31, 2013, due primarily to a net increase in core deposits.  Interest-bearing checking and money market savings accounts increased $11.0 million, or 9.6%, and $4.0 million, or 8.8%, respectively at March 31, 2014, from December 31, 2013.  This increase was offset by a decrease in noninterest-bearing checking accounts of $4.8 million, or 23.5%, at March 31, 2014, from December 31, 2013.  This net increase in our core deposits resulted from our continued efforts to build relationships with our existing customers as well as our marketing efforts with new customers.  Certificates and time deposits decreased $1.0 million, or 2.3%, to $25.7 million at March 31, 2014, from $26.3 million at December 31, 2013, reflecting continued customer preference for more liquid transaction accounts rather than long term deposits.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and as needed, to a lesser extent from the Bankers’ Bank of the West.  Our borrowings from the FHLB-Topeka decreased $13.0 million, or 65.0%, to $7.0 million at March 31, 2014, from $20.0 million at December 31, 2013.  We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.

Madison County Financial, Inc.
Form 10-Q

Total stockholders’ equity decreased $288,000, or 0.5%, to $61.1 million at March 31, 2014, from $61.4 million at December 31, 2013.  The decrease resulted primarily from the stock repurchase of 74,362 shares for a total of $1.3 million, offset by the stock based compensation of $390,000 and net income of $515,000 during the first quarter 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

General.  Net income decreased $237,000, or 31.5%, to $515,000 for the three months ended March 31, 2014, from $752,000 for the three months ended March 31, 2013.  The decrease reflected increases in our provision for loan losses and other expense, due almost exclusively to the implementation and associated expense from our equity incentive plan, and a decrease in other income, offset by an increase in interest income and a decrease in income tax expense during the 2014 quarter.

Interest and Dividend Income.  Interest and dividend income increased $153,000, or 5.3%, to $3.0 million for the quarter ended March 31, 2014, from $2.9 million for the quarter ended March 31, 2013.  The increase reflected an increase in average interest-earning assets to $275.9 million for the 2014 quarter compared to $268.0 million for the 2013 quarter, and an increase in the average yield on interest-earning assets to 4.46% during the 2014 quarter from 4.36% during the 2013 quarter.

Interest income and fees on loans increased $101,000, or 3.9%, to $2.7 million for the three months ended March 31, 2014, from $2.6 million for the three months ended March 31, 2013.  This was a result of a $23.5 million increase in average loans outstanding, to $225.4 million for the quarter ending March 31, 2014, from $202.0 million for the quarter ending March 31, 2013, offset by a decrease in the average yield on loans to 4.82% during the 2014 quarter from 5.18% during the 2013 quarter.  Interest income on non-taxable investment securities increased $61,000, or 31.0%, to $258,000 for the 2014 quarter from $197,000 for the 2013 quarter, reflecting a $9.0 million increase in the average balance of these securities to $31.7 million for the quarter ended March 31, 2014, from $22.7 million for the quarter ended March 31, 2013.  This increase was offset by a decrease in the average yield on such securities to 3.30% from 3.51%, quarter to quarter.

Interest Expense.    Interest expense remained unchanged at $437,000 for the three months ended March 31, 2014 and 2013, respectively.  The average balance of interest-bearing liabilities increased $7.7 million, or 3.9%, to $205.5 million for the quarter ending March 31, 2014, from $197.8 million for the quarter ending March 31, 2013, and was offset in part by a 4 basis point decrease in the average rate paid on interest-bearing liabilities during the 2014 quarter to 0.86% compared to 0.90% during the 2013 quarter.

Interest expense on interest-bearing deposits decreased $2,000, or 0.5%, to $381,000 for the quarter ended March 31, 2014, from $383,000 for the quarter ended March 31, 2013, as the average rate paid on these deposits decreased to 0.78% during the 2014 quarter from 0.81% during the 2013 quarter, offset by a $6.2 million increase in the average balance of these deposits to $197.7 million for the 2014 quarter from $191.5 million for the 2013 quarter.  Interest expense on borrowings increased $2,000, or 3.7%, to $56,000 for the three months ended March 31, 2014, from $54,000 for the three months ended March 31, 2013, reflecting an increase of $1.5 million, or 23.6%, in the average balance of borrowings to $7.8 million for the 2014 quarter from $6.3 million for the 2013 quarter, offset by a decrease in the rate paid on borrowings to 2.92% from 3.48%, quarter to quarter.

Madison County Financial, Inc.
Form 10-Q

Net Interest Income.  Net interest income increased $153,000, or 6.3%, to $2.6 million for the three months ended March 31, 2014, from $2.4 million for the three months ended March 31, 2013.  This increase reflected a $142,000 increase in our average net interest-earning assets, to $70.4 million for the 2014 period from $70.3 million for the 2013 period, and an increase in our net interest rate spread to 3.60% for the 2014 quarter from 3.46% for the 2013 quarter, and an increase in our net interest margin to 3.81% for the 2014 quarter from 3.69% for the 2013 quarter.  The increase in our average net interest earning assets resulted primarily from the reinvestment of the capital raised in the conversion stock offering and earnings into loans and investment securities.  The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 134.3% for the 2014 quarter from 135.5% for the 2013 quarter.  The increase in our net interest rate spread and net interest margin reflected the 10 basis point increase in the average yield on our interest-earning assets and a 3 basis point decrease in the average cost of our interest-bearing liabilities, quarter to quarter.

Provision for Loan Losses.   We recorded a provision for loan losses of $285,000 for the three months ended March 31, 2014, which was an increase of $30,000, or 11.8%, from our provision of $255,000 for the three months ended March 31, 2013.  The increase in our provision resulted from various factors which necessitate upward adjustments in the allowance for loan losses.  Agricultural real estate loans comprise 52.2% of net loans receivable at March 31, 2014, and management has determined that a possible asset bubble in agricultural real estate may be forming.   This is due to the continued increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline in gross operating income on most farming options.  There are no longer any ethanol subsidies paid by the Federal Government.  Furthermore, in October, 2013, the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted, would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  In addition, the Agricultural Act of 2014 was signed into law on February 7, 2014, and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments”, which supplement farm income.  This could adversely impact our agricultural borrowers and the risks associated with these types of loans.

The provision for loan losses for the three months ended March 31, 2014 and 2013, reflected no charge-offs or recoveries.  The allowance for loan losses was $6.5 million, or 2.9% of total loans, at March 31, 2014, compared to $5.2 million, or 2.6% of total loans, at March 31, 2013. Total nonperforming loans were $408,000 at March 31, 2014, compared to $278,000 at March 31, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 1,582% at March 31, 2014, compared to 1,869% at March 31, 2013.

Other Income.  Other income decreased $74,000, or 16.2%, to $384,000 for the three months ended March 31, 2014, from $458,000 for the three months ended March 31, 2013.  The decrease was due primarily to a decrease in gains on sales of loans, resulting from a decline in the volume of loans sold, quarter to quarter.

Madison County Financial, Inc.
Form 10-Q

Other Expense.  Other expense increased $451,000, or 28.1%, to $2.1 million for the three months ended March 31, 2014, from $1.6 million for the three months ended March 31, 2013, due primarily to a $136,000 increase in salaries and employee benefits expense and a $368,000 increase in director fees and benefits and a $48,000 decrease in other expense.  Salaries and employee benefits expense and director fees and benefits increased primarily as a result of the expense associated with the stock based compensation plan that was approved by the stockholders in November, 2013, and, to a much lesser extent, normal annual salary increases.

Income Tax Expense.  The provision for income taxes was $121,000 for the three months ended March 31, 2014, compared to $286,000 for the three months ended March 31, 2013, reflecting a decrease in pretax income.  Our effective tax rate was 19.0% for the quarter ended March 31, 2014, compared to 27.6% for the quarter ended March 31, 2013.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance as a percentage of our net income.  Tax-exempt income increased while net income has declined.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.6 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.  Net cash provided by investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $6.3 million and $11.9 million for the three months ended March 31, 2014 and 2013, respectively, principally due to a decrease in loans receivable and the purchases of investment securities in excess of maturities.  Net cash provided by (used in) financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings and dividends paid, was $(4.7) million and $21.1 million for the three months ended March 31, 2014 and 2013, respectively, and resulted primarily from the repayment of advances.

Madison County Financial, Inc.
Form 10-Q

At March 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $50.5 million, or 17.6% of adjusted total assets, which is above the required level of $11.5 million, or 4.0%; and total risk-based capital of $54.1 million, or 18.9% of risk-weighted assets, which is above the required level of $23.0 million, or 8.0%.  Accordingly Madison County Bank was categorized well capitalized at March 31, 2014.  Management is not aware of any conditions or events since the most recent notification that would change our category.

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

At March 31, 2014, we had outstanding commitments to originate loans of $27.5 million and lines of credit of $25.9 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2014 totaled $19.4 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher  levels of interest expense.

Madison County Financial, Inc.
Form 10-Q

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Not applicable.

(c)     The Company’s board of directors has authorized two stock repurchase programs for an aggregate of 319,653 shares of the Company’s issued common stock.  The first stock repurchase program was completed during the first quarter of 2014.

Madison County Financial, Inc.
Form 10-Q

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 through January 31, 2014	362	$17.80	162,081
February 1 through February 28, 2014	-	-	162,081
March 1 through March 31, 2014	74,000	17.74	88,081
Total	74,362	$17.74	88,081

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Madison County Financial, Inc.
Form 10-Q

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Madison County Financial, Inc.

Date: May 14, 2014	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: May 14, 2014	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

