Form 10-Q
period 2014-06-30
Madison County Financial, Inc.
filed 2014-08-13
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 3,050,982 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.
Form 10-Q

Part I. – Financial Information
Item 1.     Financial Statements

Madison County Financial, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$2,565	$4,067
Interest-earning demand accounts	114	52
Cash and cash equivalents	2,679	4,119
Certificates of deposit	1,000	1,000
Investment securities:
Available for sale, at fair value	10,986	9,719
Held to maturity, at amortized cost (fair value of $35,414 and $32,892, respectively)	35,290	34,144
Loans held for sale	363	269
Loans receivable, net of allowance for losses of $6,741 and $6,171, respectively	223,749	224,345
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	796	1,472
Premises and equipment, net	2,214	2,199
Bank-owned life insurance (“BOLI”)	6,343	4,750
Accrued interest receivable	3,268	3,807
Core deposit intangible	586	654
Goodwill	481	481
Other assets	3,329	3,136

Total assets	$291,084	$290,095

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$213,839	$205,706
Borrowings	12,100	20,000
Accrued interest payable	94	99
Other liabilities	3,861	2,898
Total liabilities	229,894	228,703

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share:
Issued and outstanding - 3,060,982 and 3,035,844 respectively	30	30
Additional paid in capital	26,986	28,035
Unearned employee stock ownership plan (ESOP)	(2,299)	(2,350)
Retained earnings	36,339	35,723
Accumulated other comprehensive income (loss)	134	(46)
Total stockholders’ equity	61,190	61,392

Total liabilities and stockholders’ equity	$291,084	$290,095

See notes to condensed consolidated financial statements

Madison County Financial, Inc.
Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,747	$2,504	$5,426	$5,082
Investment securities - taxable	91	85	178	168
Investment securities - non-taxable	263	209	521	406
Other	8	24	16	45
Total interest income	3,109	2,822	6,141	5,701

Interest Expense
Deposits	386	373	767	756
Borrowings	61	54	117	108
Total interest expense	447	427	884	864

Net interest income	2,662	2,395	5,257	4,837
Provision for loan losses	285	255	570	510

Net Interest Income After Provision for Loan Losses	2,377	2,140	4,687	4,327

Other Income
Service charges on deposit accounts	70	54	129	102
ATM and credit card fees	40	34	75	65
Loan servicing income, net	55	52	111	101
Gain on sale of loans	99	127	190	294
Increase in surrender value of life insurance	50	38	93	76
Insurance commission income	85	94	171	183
Other income	37	48	51	84
Total other income	436	447	820	905

Other Expense
Salaries and employee benefits	1,036	1,013	2,122	1,963
Director fees and benefits	114	28	502	48
Net occupancy	134	162	259	279
Data processing fees	65	37	110	98
Professional fees	83	84	219	219
Advertising	25	28	51	55
Supplies	46	25	83	56
FDIC insurance premiums	34	38	67	69
Core deposit intangible amortization	34	39	68	78
Other expense	196	124	344	320
Total other expense	1,767	1,578	3,825	3,185

Income Before Income Tax Expense	1,046	1,009	1,682	2,047
Income tax expense	266	269	387	555
Net Income	$780	$740	$1,295	$1,492

Earnings Per Share:
Basic	$0.28	0.25	$0.45	0.51
Diluted	0.28	0.25	0.45	0.51
Dividends Per Share	0.24	0.28	0.24	0.28

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)

Net Income	$780	$740	$1,295	$1,492

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $49 (unaudited), $(96) (unaudited) $92 (unaudited) and $(109) (unaudited) for the three months and six months ended June 30, 2014 and 2013, respectively	98	(185)	180	(210)

	98	(185)	180	(210)

Comprehensive Income	$878	$555	$1,475	$1,282
See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)

						Accumulated
	Common Stock					Other	Total
	Shares Outstanding	Amount	Additional Paid-in Capital	Unearned ESOP Shares	Retained Earnings	Comprehensive Income (Loss)	Stockholders’ Equity
	(Unaudited)
Balance, January 1, 2014	3,035,844	$30	$28,035	$(2,350)	$35,723	$(46)	$61,392

Net income					1,295		1,295
Other comprehensive income						180	180
ESOP shares earned			40	51			91
Dividends paid ($0.24 per share)					(679)		(679)
Restricted Shares Issued	115,000	1	(1)				-
Stock Based Compensation			509				509
Shares repurchased	(89,862)	(1)	(1,597)				(1,598)

Balance, June 30, 2014	3,060,982	30	$26,986	$(2,299)	$36,339	$134	$61,190

Balance, January 1, 2013	3,193,054	$32	$30,693	$(2,452)	$33,530	$261	$62,064

Net income					1,492		1,492
Other comprehensive loss						(210)	(210)
ESOP shares earned			34	51			85
Dividends paid ($0.28 per share)					(826)		(826)

Balance, June 30, 2013	3,193,054	$32	$30,727	$(2,401)	$34,196	$51	$62,605

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating activities:
Net income	$1,295	$1,492
Items not requiring cash:
Provision for loan losses	570	510
Depreciation and amortization	106	110
Investment securities amortization, net	2	11
Core deposit intangible amortization	68	78
Loans originated for sale in the secondary market	(7,299)	(16,067)
Proceeds from loan sales in the secondary market	7,343	15,813
Gain on loans sold	(190)	(294)
Increase in surrender value of life insurance	(93)	(76)
Stock based compensation	509	-
Net change in:
Accrued interest receivable	539	963
Accrued interest payable	(5)	(12)
Other adjustments	219	568
Net cash provided by operating activities	3,064	3,096

Investing activities:
Purchases of investment securities available for sale	(1,998)	(3,539)
Proceeds from maturities of investment securities available for sale	1,000	1,600
Purchases of investment securities held to maturity	(3,436)	(8,717)
Proceeds from maturities of investment securities held to maturity	2,890	3,712
Proceeds from redemption of FHLB stock	679	-
Net change in loans receivable	26	9,909
Purchases of premises and equipment	(121)	(76)
Purchase of bank-owned life insurance	(1,500)	-
Net cash provided by (used in) investing activities	(2,460)	2,889

Financing activities:
Net change in checking and money market savings accounts	9,114	12,845
Net change in certificates of deposit	(981)	(1,060)
Net change in short-term borrowings	(8,900)	-
Proceeds from borrowings	1,000	-
Repurchased shares	(1,598)	-
Dividends paid	(679)	(826)
Net cash provided by (used in) financing activities	(2,044)	10,959

Net Change in Cash and Cash Equivalents	(1,440)	16,944

Cash and Cash Equivalents, Beginning of Period	4,119	7,918

Cash and Cash Equivalents, End of Period	$2,679	$24,862

Additional Cash Flows Information:
Interest paid	$889	$876
Taxes paid	437	751

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

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month and six-month periods ended June 30, 2014, are not necessarily indicative of the results which may be expected for the year ending December 31, 2014.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)
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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited, Dollars in Thousands except share and per share data)

Net income	$780	$740	$1,295	$1,492
Allocated to participating securities	(28)	-	(42)	-
Net income allocated to common stockholders	$752	$740	$1,253	$1,492

Weighted average common shares outstanding, gross	3,064,796	3,193,054	3,073,517	3,193,054
Less: Average unearned ESOP shares and participating securities	331,889	241,794	309,923	243,064
Weighted average common shares outstanding, net	2,732,907	2,951,260	2,763,594	2,949,990
Effect of diluted based awards	-	-	-	-
Weighted average shares and common stock equivalents	2,732,907	2,951,260	2,763,594	2,949,990

Income per common share:
Basic	$0.28	$0.25	$0.45	$0.51
Diluted	0.28	0.25	0.45	0.51

Options excluded from the calcuation due to their anti-dilutive effect on earnings per share	262,000	N/A	262,000	N/A

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 4:  Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	June 30, 2014
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	10,284	290	(88)	10,486
Total available for sale	10,784	290	(88)	10,986

Held to maturity:
State and municipal	35,290	367	(243)	35,414
Total held to maturity	35,290	367	(243)	35,414

Total investment securities	$46,074	$657	$(331)	$46,400

	December 31, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	9,289	231	(301)	9,219
Total available for sale	9,789	231	(301)	9,719

Held to maturity:
State and municipal	34,144	140	(1,392)	32,892
Total held to maturity	34,144	140	(1,392)	32,892

Total investment securities	$43,933	$371	$(1,693)	$42,611

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The amortized cost and fair value of investment securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$500	$500	$2,950	$2,953
After one through five years	2,272	2,421	2,781	2,795
After five through ten years	4,959	5,055	4,341	4,418
After ten years	3,053	3,010	25,218	25,248

	$10,784	$10,986	$35,290	$35,414

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $6,818 at June 30, 2014 (unaudited) and $5,560 at December 31, 2013.

There were no sales of investment securities available for sale for the three and six months ended June 30, 2014 and 2013 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at June 30, 2014 (unaudited) and December 31, 2013 was $15,151 and $24,933, which is approximately 33% and 59%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Investment securities with unrealized losses at June 30, 2014 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available for sale-
Federal agencies	$287	$(1)	$4,703	$(87)	$4,990	$(88)
Held to maturity-
State and municipal	2,398	(38)	7,763	(205)	10,161	(243)

	$2,685	$(39)	$12,466	$(292)	$15,151	$(331)

Investment securities with unrealized losses at December 31, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale-
Federal agencies	$5,462	$(250)	$449	$(51)	$5,911	$(301)
Held to maturity-
State and municipal	18,354	(1,342)	668	(50)	19,022	(1,392)

	$23,816	$(1,592)	$1,117	$(101)	$24,933	$(1,693)

The unrealized losses on the Company’s investments in federal agencies and state and municipal securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. There were no changes in the Company’s nonaccrual policy during the six month-end periods ended June 30, 2014 and 2013 (unaudited).

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

Categories of loans receivable include:

	June 30,	December 31,
	2014	2013
	(Unaudited)
Real estate:
Agricultural	$115,694	$110,533
Commercial and multi-family	19,467	19,751
One- to four-family residential	38,496	38,322
Agricultural and commercial non-real estate	52,796	57,661
Consumer	4,037	4,249
	230,490	230,516
Less
Allowance for losses	6,741	6,171

Total loans	$223,749	$224,345

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2014, and 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2014 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$3,657	$602	$629	$1,485	$83	$6,456
Provision for loan losses	147	(26)	29	132	3	285
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,804	$576	$658	$1,617	$86	$6,741

Six Months Ended June 30, 2014 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$3,340	$597	$510	$1,638	$86	$6,171
Provision for loan losses	464	(21)	148	(21)	-	570
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,804	$576	$658	$1,617	$86	$6,741

Three Months Ended June 30, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,945	$497	$530	$1,141	$83	$5,196
Provision for loan losses	(66)	180	38	91	12	255
Loans charged to the allowance	-	-	(20)	-	-	(20)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,879	$677	$548	$1,232	$95	$5,431

Six Months Ended June 30, 2013 (Unaudited)

Allowance for Loan Losses:
Balance, beginning of period	$2,585	$456	$467	$1,337	$96	$4,941
Provision for loan losses	294	221	101	(105)	(1)	510
Loans charged to the allowance	-	-	(20)	-	-	(20)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$2,879	$677	$548	$1,232	$95	$5,431

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment, allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2014 and December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

At June 30, 2014 (Unaudited)

Allowance:
Ending balance	$3,804	$576	$658	$1,617	$86	$6,741
Ending balance individually evaluated for impairment	$-	$126	$13	$-	$-	$139
Ending balance collectively evaluated for impairment	$3,804	$450	$645	$1,617	$86	$6,602

Loans:
Ending balance	$115,694	$19,467	$38,496	$52,796	$4,037	$230,490
Ending balance individually evaluated for impairment	$-	$134	$19	$-	$-	$153
Ending balance collectively evaluated for impairment	$115,694	$19,333	$38,477	$52,796	$4,037	$230,337

At December 31, 2013

Allowance:
Ending balance	$3,340	$597	$510	$1,638	$86	$6,171
Ending balance individually evaluated for impairment	$-	$148	$14	$-	$-	$162
Ending balance collectively evaluated for impairment	$3,340	$449	$496	$1,638	$86	$6,009

Loans:
Ending balance	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516
Ending balance individually evaluated for impairment	$-	$148	$22	$-	$-	$170
Ending balance collectively evaluated for impairment	$110,533	$19,603	$38,300	$57,661	$4,249	$230,346

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Pass	$114,893	$19,333	$37,849	$51,897	$3,964	$227,936
Special Mention	266	-	444	645	44	1,399
Substandard	535	134	203	254	29	1,155
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$115,694	$19,467	$38,496	$52,796	$4,037	$230,490

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of June 30, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)
Past Due:
30-59 days	$-	$-	$1	$-	$23	$24
60-89 days	185	-	192	53	10	440
90 days or more	-	-	295	3	15	313
Total past due	185	-	488	56	48	777
Current	115,509	19,467	38,008	52,740	3,989	229,713

Total loans	$115,694	$19,467	$38,496	$52,796	$4,037	$230,490

Nonaccrual loans	$118	$134	$184	$-	$14	$450
Loans past due 90 days and still accruing	-	-	132	4	15	151

	$118	$134	$316	$4	$29	$601

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Impaired loans with an allowance for loan losses	$-	$134	$19	$-	$-	$153
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$134	$19	$-	$-	$153

Unpaid principal balance of impaired loans	$-	$134	$19	$-	$-	$153
Allowance for loan losses on impaired loans	-	126	13	-	-	139

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents average impaired loans based on class level for the three and six months ended June 30, 2014 and 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Three Months Ended June 30, 2014 (Unaudited)

Average recorded investment in impaired loans	$-	$136	$19	$-	$-	$155
Interest income recognized on impaired loans	$-	$-	$-	$-	$-	$-

Six Months Ended June 30, 2014 (Unaudited)

Average recorded investment in impaired loans	$-	139	20	-	-	159
Interest income recognized on impaired loans	$-	$3	$1	$-	$-	$4

Three Months Ended June 30, 2013 (Unaudited)

Average recorded investment in impaired loans	$-	$2	$24	$-	$-	$26
Interest income recognized on impaired loans	$-	$-	$1	$-	$-	$1

Six Months Ended June 30, 2013 (Unaudited)

Average recorded investment in impaired loans	$-	1	35	-	-	36
Interest income recognized on impaired loans	$-	$-	$1	$-	$-	$1

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$148	$22	$-	$-	$170
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$148	$22	$-	$-	$170

Unpaid principal balance of impaired loans	$-	$148	$22	$-	$-	$170
Allowance for loan losses on impaired loans	-	148	14	-	-	162
Average recorded investment in impaired loans	-	46	28	-	-	74

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

During the three and six months ended June 30, 2014 and 2013 (unaudited), there were no new restructurings classified as troubled debt restructurings. At June 30, 2014 and 2013 (unaudited), there were no such loans restructured within the last twelve months that were in default.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	10,486	-	10,486	-
	$10,986	$500	$10,486	$-

	December 31, 2013
	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	9,219	-	9,219	-
	$9,719	$500	$9,219	$-

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2014 (Unaudited)

Impaired loans	$14	$-	$-	$14

December 31, 2013

Impaired loans	$8	$-	$-	$8

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At June 30, 2014: (Unaudited)

Collateral-dependent	$14	Market comparable	Marketability discount	10%
impaired loans		properties

At December 31, 2013:

Collateral-dependent	$8	Market comparable	Marketability discount	10%
impaired loans		properties

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2014:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Financial assets:
Cash and cash equivalents	$2,679	$2,679	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	35,290	-	35,414	-
Loans held for sale	363	-	363	-
Loans, net	223,749	-	-	230,395
Stock in Federal Home Loan Bank of Topeka	796	-	796	-
Accrued interest receivable	3,268	-	3,268	-

Financial liabilities:
Deposits	213,839	188,471	-	25,442
Borrowings	12,100	-	12,312	-
Accrued interest payable	94	-	94	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2013:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$4,119	$4,119	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	34,144	-	32,892	-
Loans held for sale	269	-	269	-
Loans, net	224,345	-	-	230,813
Stock in Federal Home Loan Bank of Topeka	1,472	-	1,472	-
Accrued interest receivable	3,807	-	3,807	-

Financial liabilities:
Deposits	205,706	179,358	-	26,429
Borrowings	20,000	-	20,274	-
Accrued interest payable	99	-	99	-

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

Until such time as awards of stock are granted and vested or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 447,027. Total stock-based compensation expense for the three and six months ended June 30, 2014 was $119,000 and $509,000, respectively.

Stock Options

The table below represents the stock option activity for the period shown:

		Weighted	Remaining
		average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2014	-	$-	-
Granted	288,000	17.10	9.75
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at June 30, 2014	288,000	$17.10	9.75

There were 288,000 stock options granted on February 14, 2014.

As of June 30, 2014, the Company had $614,000 of unrecognized compensation expense related to stock options. The cost of the stock options will be amortized in monthly installments over the noted five-year and seven-year vesting periods, with the first vesting date of March 1, 2014, for directors, and November 1, 2014, for certain other officers and employees. There were 32,820 stock options that vested in the six months ended June 30, 2014. Stock option expense for the three and six months ended June 30, 2014 was $31,000 and $129,000, respectively. The aggregate grant date fair value of the stock options was $743,000. The total intrinsic value of options as of June 30, 2014 was $262,000.

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

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Non-vested at January 1, 2014	-	$-
Granted	115,000	17.10
Vested	(14,840)	17.10
Forfeited	-	-
Non-vested at June 30, 2014	100,160	$17.10

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Restricted stock awards of 115,000 were granted on February 14, 2014.

As of June 30, 2014, the Company had $1,587,000 of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year and seven-year vesting periods.  Restricted stock expense for the three and six months ended June 30, 2014 was $88,000 and $380,000, respectively.

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

Madison County Financial, Inc.
Form 10-Q

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2014. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

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

In April 2014, FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2014, FASB, in joint cooperation with IASB, issued ASU 2014-09, Revenue from Contracts with Customers. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion.  The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, FASB, issued ASU 2014-11, Transfers and Servicing. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements.  The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Madison County Financial, Inc.
Form 10-Q

In June 2014, FASB, issued ASU 2014-12, Compensation – Stock Compensation. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis.  The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Madison County Financial, Inc.
Form 10-Q

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

Madison County Financial, Inc.
Form 10-Q

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Madison County Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014.

Comparison of Financial Condition at June 30, 1014 and December 31, 2013

Total assets increased $1.0 million, or 0.3%, to $291.1 million at June 30, 2014, from $290.1 million at December 31, 2013.  The increase was due primarily to increases in investment securities classified as available for sale, investment securities classified as held to maturity, and bank-owned life insurance, offset by decreases in cash and cash equivalents, net loans and investment in Federal Home Loan Bank stock.

Total cash and cash equivalents decreased $1.4 million, or 35.0%, to $2.7 million, at June 30, 2014, from $4.1 million at December 31, 2013.  This was due primarily to a $2.4 million increase in securities, the purchase of $1.5 million in bank-owned life insurance, and the repurchase of Company common stock in the amount of $1.6 million, offset by a $676,000 decrease in Federal Home Loan Bank stock, and other activities, including normal seasonal paydowns and normal annual loan payments on agricultural lines of credit.

Net loans decreased $596,000, or 0.3%, to $223.7 million at June 30, 2014, from $224.3 million at December 31, 2013, primarily as a result of a decrease in agricultural and commercial non-real estate loans of $4.9 million, or 8.4%, to $52.8 million at June 30, 2014 from $57.7 million at December 31, 2013 and an increase in the allowance for loan losses of $570,000, or 9.2%, to $6.7 million at June 30, 2014 from $6.2 million at December 31, 2013, offset by an increase of  $5.2 million, or 4.7%, in agricultural real estate loans to $115.7 million at June 30, 2014, from $110.5 million at December 31, 2013.  The decrease in agricultural and commercial non-real estate loans was due to seasonal loan pay-downs relating primarily to the cash flow cycle of our farming customers.  The increase in the allowance for loan losses was due primarily to our quarterly analysis in which it was determined that there is an increased risk in the agricultural portfolio primarily due to a significant decline in the market price of corn and soybeans which occurred during the second quarter.  For many producers, the market price of corn is below its cost of production which produces operational loss and this increases the likelihood that such customers will be unable to make scheduled payments on loans owed to us.  The increase in agricultural real estate loans resulted from the continued agricultural real estate purchases by our customers, and the addition of new agricultural real estate borrowers.

Investment securities classified as available for sale increased $1.3 million, or 13.0%, to $11.0 million at June 30, 2014, from $9.7 million at December 31, 2013.  Investment securities classified as held to maturity increased $1.2 million, or 3.4%, to $35.3 million at June 30, 2014, from $34.1 million at December 31, 2013.  Cashflow for these investments was provided by maturities and calls of investment securities, seasonal repayments of lines of credit from agricultural loan customers and the repurchase by the Federal Home Loan Bank of Topeka (FHLB) of $676,000 of our excess Class A and Class B FHLB common stock.

Bank-owned life insurance increased $1.6 million, or 33.5%, as we increased our investment in consideration of the implementation of our equity incentive plan and the additional expense which would be incurred in the event of the death of a director or executive officer.

Madison County Financial, Inc.
Form 10-Q

Accrued interest receivable on loans, investment securities and certificates of deposit owned  decreased $539,000, or 14.2%, to $3.3 million at June 30, 2014, from $3.8 million at December 31, 2013, due to the decrease in net loans at June 30, 2014 as compared to December 31, 2013, the timing of interest payments due on our loans, and the decrease in the average yield on loans to 4.84% at June 30, 2014, from 5.01% at December 31, 2013.

Deposits increased $8.1 million, or 3.9%, to $213.8 million at June 30, 2014, from $205.7 million at December 31, 2013, due primarily to a net increase in core deposits.  Interest-bearing checking and money market savings accounts increased $9.5 million, or 8.4%, and $4.5 million, or 9.8%, respectively, and noninterest-bearing checking accounts decreased $4.9 million, or 24.5%.  This net increase in our core deposits was due primarily to an overall increase in the number of accounts.   Certificates and time deposits decreased $1.0 million, or 3.7%, reflecting continued customer preference for more liquid transaction accounts rather than long term deposits.

Borrowings decreased $7.9 million, or 39.5%, to $12.1 million at June 30, 2014, from $20.0 million at December 31, 2013. We continue to utilize borrowings as an alternative funding source, and our borrowings from the Federal Home Loan Bank of Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the Federal Reserve Bank of Kansas City are short-term borrowings under our Line of Credit.

Total stockholders’ equity decreased $202,000, or 0.3%, to $61.2 million at June 30, 2014, from $61.4 million at December 31, 2013.  The primary reasons for the decrease include $1.6 million in repurchased and retired common stock and $679,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares), offset by net income for the first six months of 2014 of $1.3 million and a $509,000 increase in additional paid-in capital related to stock compensation expense for the period of grants of options and restricted stock.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General.    Net income increased $40,000, or 5.4%, to $780,000 for the three months ended June 30, 2014, from $740,000 for the three months ended June 30, 2013.  The increase reflected an increase in interest income, offset by increases in provision for loan losses and other expenses, and a decrease in other income.

Interest and Dividend Income.  Interest and dividend income increased $287,000, or 10.2%, to $3.1 million for the quarter ended June 30, 2014, from $2.8 million for the quarter ended June 30, 2013.  The increase reflected an increase in average interest-earning assets to $276.5 million for the 2014 quarter compared to $270.6 million for the 2013 quarter, and an increase in the average yield on interest-earning assets to 4.51% during the 2014 quarter from 4.18% during the 2013 quarter.

Interest income and fees on loans increased $243,000, or 9.7%, to $2.7 million for the three months ended June 30, 2014, from $2.5 million for the three months ended June 30, 2013.  This was the result of a $26.7 million increase in average loans outstanding, to $226.3 million for the quarter ended June 30, 2014, from $199.6 million for the quarter ended June 30, 2013, offset by a decrease in the average yield on loans to 4.87% during the 2014 quarter from 5.03% during the 2013 quarter.  Interest income on non-taxable investment securities increased $54,000, or 25.8%, to $263,000 for the 2014 quarter from $209,000 for the 2013 quarter, reflecting a $6.6 million increase in the average balance of these securities to $32.3 million, from $25.7 million, quarter to quarter.

Madison County Financial, Inc.
Form 10-Q

Interest Expense.  Interest expense increased $20,000, or 4.7%, to $447,000 for the three months ended June 30, 2014 from $427,000 for the three months ended June 30, 2013.  The increase reflected an increase of $9.5 million in the average balance of interest-bearing liabilities to $208.2 million for the 2014 quarter from $198.6 million for the 2013 quarter.

Interest expense on interest-bearing deposits increased $13,000, or 3.5%, to $386,000 for the quarter ended June 30, 2014, from $373,000 for the quarter ended June 30, 2013, as the average balance of these deposits increased to $197.9 million for the 2014 quarter from $192.3 million for the 2013 quarter.  Interest expense on borrowings increased $7,000, or 13.0%, to $61,000 for the quarter ended June 30, 2014, from $54,000 for the quarter ended June 30, 2013, reflecting an increase of $4.0 million in the average balance of borrowings to $10.3 million for the 2014 quarter from $6.3 million for the 2013 quarter, offset by a decrease in the average rate paid on borrowings to 2.38% from 3.44%, quarter to quarter.

Net Interest Income. Net interest income increased $267,000, or 11.1%, to $2.7 million for the quarter ended June 30, 2014, from $2.4 million for the quarter ended June 30, 2013. This increase reflected an increase in our net interest rate spread to 3.65% for the 2014 quarter from 3.32% for the 2013 quarter, and an increase in our net interest margin to 3.86% for the 2014 quarter from 3.55% for the 2013 quarter, offset by a decrease in our average net interest-earning assets, to $68.3 million for the 2014 quarter from $72.0 million for the 2013 quarter. The decrease in our average net interest-earning assets resulted primarily from the decrease in the average other interest-earning assets, to $3.1 million for the 2014 quarter from $30.5 million for the 2013 quarter, as the result of the deployment of the funds from the stock offering which was closed October 3, 2012. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 132.8% for the 2014 quarter from 136.2% for the 2013 quarter. The increase in our net interest rate spread and net interest margin reflected the 33 basis point increase in the average yield on our interest-earning assets, quarter to quarter.

Provision for Loan Losses.    We recorded a provision for loan losses of $285,000 for the quarter ended June 30, 2014, which was an increase of $30,000, or 11.8%, from our provision of $255,000 for the quarter ended June 30, 2013.  The increase in our provision resulted from various factors which necessitated upward adjustments in the allowance for loan losses.  Agricultural real estate loans comprise 51.7% of net loans receivable at June 30, 2014, and management has determined that a possible asset bubble in agricultural real estate may be forming.   This is due to the continued increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline in gross operating income on most farming options, as the commodity price of #2 Yellow Corn is declining below the cost of production in some instances.   There are no longer any ethanol subsidies paid by the Federal Government.  Furthermore, in October, 2013, the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted, would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  In addition, the Agricultural Act of 2014 was signed into law on February 7, 2014, and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments”, which supplement farm income.  This could adversely impact our agricultural borrowers and the risks associated with these types of loans.

The provision for loan losses for the quarter ended June 30, 2014 reflected no charge-offs or recoveries.  The provision for loan losses for the quarter ended June 30, 2013, reflected charge-offs of $20,000 and no recoveries.  The allowance for loan losses was $6.7 million, or 2.9% of total loans, at June 30, 2014, compared to $5.4 million, or 2.7% of total loans, at June 30, 2013.  Total nonperforming loans were $601,000 at June 30, 2014, compared to $452,000 at June 30, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 1,122% at June 30, 2014, compared to 1,202% at June 30, 2013. Loans classified as special mention increased to $1.4 million at June 30, 2014 as compared to $540,000 at December 31, 2013 and $541,000 at June 30, 2013. Loans classified as substandard increased to $1.2 million at June 30, 2014 as compared to $400,000 as of December 31, 2013 and $410,000 at June 30, 2013. The increase in special mention and substandard loans was primarily due to the classification of three borrowers. See the "Risk Classification of Loans" section for additional information.

Madison County Financial, Inc.
Form 10-Q

Other Income.  Other income decreased $11,000, or 2.5%, to $436,000 for the quarter ended June 30, 2014, from $447,000 for the quarter ended June 30, 2013.  The decrease was due primarily to a decrease in gain on sales of loans, resulting from a decline in the volume of loans sold, quarter to quarter, offset by an increase in service charges on deposit accounts and an increase in surrender value of life insurance.

Other Expense.  Other expense increased $189,000, or 12.0%, to $1.8 million for the quarter ended June 30, 2014, from $1.6 million for the quarter ended June 30, 2013, due primarily to a $23,000 increase in salaries and employee benefits expense, an $86,000 increase in director fees and benefits expense and a $72,000 increase in other expense.  Salaries and employee benefits expense and directors fees and benefits expense increased primarily as a result of initial grants under the approved equity incentive plan as disclosed in Note 7 of the notes to the consolidated financial statements.

Income Tax Expense.  The provision for income taxes was $266,000 for the quarter ended June 30, 2014, compared to $269,000 for the quarter ended June 30, 2013, resulting primarily from an increase in tax-exempt income, offset by an increase in net income.   Our effective tax rate was 25.4% for the quarter ended June 30, 2014, compared to 26.7% for the quarter ended June 30, 2013.  This difference was due primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from our bank-owned life insurance as a percentage of our net income.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General.  Net income decreased $197,000, or 13.2%, to $1.3 million for the six months ended June 30, 2014 from $1.5 million for the six months ended June 30, 2013.  The decrease reflected increases in our provision for loan losses and other expense, due primarily to the implementation and associated expense from our equity incentive plan, and a decrease in other income, offset by an increase in interest income and a decrease in income tax expense during the 2014 period.

Interest and Dividend Income.  Interest and dividend income increased $440,000, or 7.7%, to $6.1 million for the six months ended June 30, 2014, from $5.7 million for the six months ended June 30, 2013.  The increase reflected an increase in average interest-earning assets to $276.2 million for the 2014 period compared to $269.3 million for the 2013 period, and an increase in the average yield on interest-earning assets to 4.48% during the 2014 period from 4.27% during the 2013 period.

Interest income and fees on loans increased $344,000, or 6.8%, to $5.4 million for the six months ended June 30, 2014, from $5.1 million for the six months ended June 30, 2013.  This was the result of a $25.1 million increase in average loans outstanding, to $225.9 million for the period ended June 30, 2014, from $200.8 million for the period ended June 30, 2013, offset by a decrease in the average yield on loans to 4.84% during the 2014 period from 5.10% during the 2013 period.  Interest income on non-taxable investment securities increased $115,000, or 28.3%, to $521,000 for the 2014 period from $406,000 for the 2013 period, reflecting a $7.8 million increase in the average balance of these securities to $32.0 million, from $24.2 million, period to period.

Madison County Financial, Inc.
Form 10-Q

Interest Expense.  Interest expense increased $20,000, or 2.3%, to $884,000 for the six months ended June 30, 2014 from $864,000 for the six months ended June 30, 2013.  The average balance of interest-bearing liabilities increased $8.6 million, or 4.3% to $206.8 million for the 2014 period from $198.2 million for the 2013 period, and was offset in part by a 2 basis point decrease in the average rate paid on interest-bearing liabilities to 0.86% during the 2014 period compared to 0.88% during the 2013 period.

Interest expense on interest-bearing deposits increased $11,000, or 1.5%, to $767,000 for the six months ended June 30, 2014, from $756,000 for the six months ended June 30, 2013, as the average balance of these deposits increased $5.9 million to $197.8 million for the 2014 period from $191.9 million for the 2013 period.  Interest expense on borrowings increased $9,000, or 8.3%, to $117,000 for the period ended June 30, 2014, from $108,000 for the period ended June 30, 2013, reflecting an increase of $2.7 million in the average balance of borrowings to $9.0 million for the 2014 period from  $6.3 million for the 2013 period, offset by a decrease in the average rate paid on borrowings to 2.61% from 3.46%, period to period.

Net Interest Income.  Net interest income increased $420,000, or 8.7%, to $5.3 million for the six months ended June 30, 2014, from $4.8 million for the six months ended June 30, 2013.  This increase reflected an increase in our net interest rate spread to 3.62% for the 2014 period from 3.39% for the 2013 period, and an increase in our net interest margin to 3.84% for the 2014 period from 3.62% for the 2013 period, offset by a decrease in our average net interest-earning assets, to $69.3 million for the 2014 period from $71.1 million for the 2013 period.  The decrease in our average net interest-earning assets resulted primarily from the decrease in the average other interest-earning assets, to $4.0 million for the 2014 quarter from $30.0 million for the 2013 quarter, as the result of the deployment of the funds from the stock offering which was closed October 3, 2012.  The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 133.5% for the 2014 period from 135.9% for the 2013 period.  The increase in our net interest rate spread and net interest margin reflected the 21 basis point increase in the average yield on our interest-earning assets, period to period.

Provision for Loan Losses.  We recorded a provision for loan losses of $570,000 for the six months ended June 30, 2014, which was an increase of $60,000, or 11.8%, from our provision of $510,000 for the six months ended June 30, 2013.  The increase in our provision resulted from various factors which necessitated upward adjustments in the allowance for loan losses.  Agricultural real estate loans comprised 51.7% of net loans receivable at June 30, 2014, and management has determined that a possible asset bubble in agricultural real estate may be forming.   This is due to the continued increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline in gross operating income on most farming options, as the commodity price of #2 Yellow Corn is declining below the cost of production in some instances.  There are no longer any ethanol subsidies paid by the Federal Government.  Furthermore, in October, 2013, the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted, would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  In addition, the Agricultural Act of 2014 was signed into law on February 7, 2014, and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments”, which supplement farm income.  This could adversely impact our agricultural borrowers and the risks associated with these types of loans.

Madison County Financial, Inc.
Form 10-Q

The provision for loan losses for the six months ended June 30, 2014, reflected no charge-offs or recoveries.  The provision for loan losses for the six months ended June 30, 2013, reflected charge-offs of $20,000 and no recoveries.  The allowance for loan losses was $6.7 million, or 2.9% of total loans, at June 30, 2014, compared to $5.4 million, or 2.7% of total loans, at June 30, 2013.  Total nonperforming loans were $601,000 at June 30, 2014, compared to $452,000 at June 30, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 1,122% at June 30, 2014, compared to 1,202% at June 30, 2013. Loans classified as special mention increased to $1.4 million at June 30, 2014 as compared to $540,000 at December 31, 2013 and $541,000 at June 30, 2013. Loans classified as substandard increased to $1.2 million at June 30, 2014 as compared to $400,000 as of December 31, 2013 and $410,000 at June 30, 2013. The increase in special mention and substandard loans was primarily due to the classification of three borrowers. See the "Risk Classification of Loans" section for additional information.

Other Income.  Other income decreased $85,000, or 9.4%, to $820,000 for the six months ended June 30, 2014, from $905,000 for the six months ended June 30, 2013.  The decrease was due primarily to a decrease in gain on sales of loans, resulting from a decline in the volume of loans sold, period to period, offset by an increase in service charges on deposit accounts and an increase in surrender value of life insurance.

Other Expense.  Other expense increased $640,000, or 20.1%, to $3.8 million for the six months ended June 30, 2014, from $3.2 million for the six months ended June 30, 2013, due primarily to a $159,000 increase in salaries and employee benefits expense, a $454,000 increase in director fees and benefits expense and a $24,000 increase in other expense. Salaries and employee benefits expense and directors fees and benefits expense increased primarily as a result of initial grants under the approved equity incentive plan as disclosed in Note 7 of the notes to the consolidated financial statements.

Income Tax Expense.  The provision for income taxes was $387,000 for the six months ended June 30, 2014, compared to $555,000 for the six months ended June 30, 2013, reflecting a decrease in pretax income.  Our effective rate was 23.0% for the six months ended June 30, 2014, compared to 27.1% for the six months ended June 30, 2013. This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance as a percentage of our net income.  Tax-exempt income increased while net income declined.

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

Madison County Financial, Inc.
Form 10-Q

    Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.1 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively.  Net cash provided by (used in) investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $(2.5) million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively, principally due to a decrease in loans receivable, the purchases of investment securities in excess of maturities and the purchase of additional bank-owned life insurance.  Net cash provided by (used in) financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings and dividends paid, was $(2.0) million and $11.0 million for the six months ended June 30, 2014 and 2013, respectively, and resulted primarily from the decline in short-term borrowings, the declaration and payment of an annual cash dividend of $0.24 per share, and repurchased shares of Company common stock, offset by an increase in deposits.

At June 30, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $50.8 million, or 17.1% of adjusted total assets, which is above the required level of $11.8 million, or 4.0%; and total risk-based capital of $54.5 million, or 18.4% of risk-weighted assets, which is above the required level of $23.7 million, or 8.0%.  Accordingly Madison County Bank was categorized well capitalized at June 30, 2014.  Management is not aware of any conditions or events since the most recent notification that would change our category.

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

At June 30, 2014, we had outstanding commitments to originate loans of $25.3 million and lines of credit of $24.4 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2014 totaled $18.3 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher  levels of interest expense.

Madison County Financial, Inc.
Form 10-Q

         Risk Classification of Loans

The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or criticized assets designated as special mention. A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. The risk rating guidance published by the OCC clarifies that a loan with a well-defined weakness does not have to present a probability of default for the loan to be rated substandard, and that an individual loan's loss potential does not have to be distinct for the loan to be rated substandard. An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. If an asset is considered uncollectible and of such little value that their continuance as assets is not warranted, they are promptly charged-off as required by applicable federal regulations. A special mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date.

Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Loans classified as special mention increased to $1.4 million at June 30, 2014 as compared to $540,000 at December 31, 2013 and $541,000 at June 30, 2013. Loans classified as substandard increased to $1.2 million at June 30, 2014 as compared to $400,000 as of December 31, 2013 and $410,000 at June 30, 2013. The increases were primarily due to one loan relationship newly classified during the second quarter of 2014 as special mention and two loan relationships newly classified during the second quarter of 2014 as substandard.

The relationship classified as special mention totals $905,000 and is comprised of $266,000 in agricultural real estate loans, $619,000 in agricultural non-real estate loans and $20,000 in combined consumer and commercial non-real estate loans. This loan relationship is to one borrower and management determined the classification of the relationship due to a breach of the borrower's loan covenant to file income tax returns and provide copies of those returns to the Bank. All of these loans were current at June 30, 2014.

Management classified a $250,000 farm operating loan as substandard as a result of the borrower's loss in the farming operation. Because the farm operating debt cannot be liquidated from normal earnings, the debt results in the borrower's current liabilities exceeding assets. This loan was current at June 30, 2014.

Management classified a loan relationship to one borrower, comprised of several loans totaling $432,000, as substandard. The classification resulted from the borrower's historical pattern of late payments on three of the borrower's six loans, resulting in lower principal amortization than the loan agreements contemplate. Three of the loans totaling $274,000 were current at June 30, 2014, two loans totaling $155,000 were between 60 and 71 days past due at June 30, 2014 and one loan totaling $3,000 was 117 days past due at June 30, 2014.

Madison County Financial, Inc.
Form 10-Q

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

 An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Registrant’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The Company’s board of directors has authorized three stock repurchase programs for an aggregate of 413,835 shares of the Company’s issued common stock. Under the first stock repurchase program, which was approved on September 16, 2013, the Company was authorized to repurchase up to 159,653 shares of the Company’s issued common stock, commencing on or after October 3, 2013, the one year anniversary of the consummation of the Company’s initial public offering. The first stock repurchase program was completed during the first quarter of 2014.

On November 13, 2013, a second repurchase program was approved, which authorized the repurchase up to 160,000 shares of the Company’s issued common stock.

Madison County Financial, Inc.
Form 10-Q

On May 19, 2014, a third repurchase program was approved, which authorized the repurchase up to 94,182 shares of the Company’s issued common stock.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through April 30, 2014	9,000	$18.00	79,081
May 1 through May 31, 2014	6,500	$18.00	166,763
June 1 through June 30, 2014	-	-	166,763
Total	15,500	$18.00	166,763

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Madison County Financial, Inc.
Form 10-Q

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Madison County Financial, Inc.

Date: August 13, 2014	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: August 13, 2014	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

