Form 10-K
period 2014-12-31
Madison County Financial, Inc.
filed 2015-03-27
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2014.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014 ($18.01), as reported by the Nasdaq Stock Market, was approximately $41.6 million.

As of March 10, 2015, there were 2,966,982 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

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

BUSINESS OF MADISON COUNTY FINANCIAL, INC.

Madison County Financial, Inc. (the “Company”) was incorporated in Maryland in 2012 as part of the mutual-to-stock conversion of Madison County Holding Company, MHC, the former mutual holding company of Madison County Bank, for the purpose of becoming the savings and loan holding company of Madison County Bank.  Since being incorporated, other than holding the common stock of Madison County Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Madison County Bank, we have not engaged in any business activities to date, except the repurchase of shares of our outstanding common stock as previously publicly disclosed.  Through December 31, 2014, we have purchased 336,072 shares of our common stock.

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

On a consolidated basis, at December 31, 2014, Madison County Financial, Inc. had total assets of $314.3 million, net loans of $246.1 million, total deposits of $210.0 million and stockholders’ equity of $61.5 million.

We provide financial services to individuals, families and businesses through our six banking offices located in the Nebraska counties of Cedar, Boone, Knox, Madison and Pierce.  Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations and borrowings, in agricultural real estate loans, one- to four-family residential real estate loans, agricultural and commercial non-real estate loans, commercial and multi-family real estate loans, and to a much lesser extent, consumer loans.  We also purchase investment securities consisting primarily of securities issued by the United States Treasury, United States Government agencies, Government-sponsored enterprises, and municipal securities, including securities issued by counties, cities, school districts and other political subdivisions. Historically we have not purchased loans, and at December 31, 2014 purchased loans amounted to less than 2.0% of our total loan portfolio.

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

We have previously noted that in 2013 the market price of corn, our area’s major agricultural commodity, declined substantially.  In 2014, corn prices continued to decline.  This decline has a negative effect on farm operators’ profitability and, in turn, increases the likelihood that some of our farm operating and farm real estate borrowers will be unable to repay loans as agreed, possibly resulting in loss to the Madison County Bank, and an increased likelihood of Chapter 12 Bankruptcy treatment of loans owed to the Bank.

We have not yet fully completed our renewal of farm operating loans for the 2015 growing season, but this renewal season has shown broadly lower farm income, which is clearly impacting the ability of our customers to service debt owed to us, and any further erosion of farm income will increase the likelihood that some of our clients will be unable to repay loans as agreed, possibly resulting in loss to the Bank, and an increased likelihood of Chapter 12 Bankruptcy treatment of loans owed to the Bank.

A few common factors affecting some of our farm operating borrowers are an increase in farm equipment debt,  a reduction in working capital and significantly higher living expenses, which grew at an unprecedented rate during the period of prosperity, which management believes has now ended.

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

We face competition within our market area both in making loans and attracting deposits.  Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. Additionally, we face strong competition for our agricultural lending from the Farm Credit Services of America, a division of the Federal Farm Credit System, a Government-sponsored enterprise, as well as Metropolitan Life Insurance Company.  As of June 30, 2014, based on the most recent available FDIC data, our market share of deposits represented 10.3% of all FDIC-insured deposits in Madison County and 9.0% of FDIC-insured deposits in Boone, Cedar, Knox, Madison and Pierce Counties, Nebraska, collectively.

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

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Agricultural	$120,436	47.51%	$110,533	47.89%	$96,569	45.50%	$83,347	43.05%	$79,418	42.80%
One- to four-family residential (1)	41,674	16.44	38,591	16.72	36,123	17.02	38,035	19.65	40,645	21.90
Commercial and multi-family	19,059	7.52	19,751	8.56	21,205	9.99	21,037	10.87	22,364	12.05

Agricultural and commercial non-real estate loans	68,049	26.84	57,661	24.99	53,611	25.26	46,620	24.08	37,380	20.14

Consumer loans	4,296	1.69	4,249	1.84	4,749	2.23	4,552	2.35	5,753	3.11

Total loans	253,514	100.00%	230,785	100.00%	212,257	100.00%	$193,591	100.00%	$185,560	100.00%

Other items:
Allowance for loan losses	(7,413)		(6,171)		(4,941)		(4,017)		(3,352)

Total loans, net	$246,101		$224,614		$207,316		$189,574		$182,208

(1)	Includes loans held for sale in the amount of $0, $269, $159, $621, and $360, as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

Contractual Maturities.  The following table sets forth the contractual maturities of our total loan portfolio, including loans held for sale, at December 31, 2014.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments.  Actual maturities may differ.

	Agricultural real estate loans		One- to four-family residential real estate loans		Commercial and multi-family real estate loans		Agricultural and commercial non-real estate loans
(Dollars in thousands)
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ending December 31,
2015	$2,683	4.93%	$3,617	4.54%	$247	5.31%	$46,155	4.55%
2016	208	3.55	428	5.89	39	5.95	5,298	4.04
2017	691	3.98	342	5.85	136	4.33	2,396	4.06
2018 to 2019	2,737	4.39	2,355	5.14	1,154	5.31	10,147	4.32
2020 to 2024	13,768	4.58	5,543	5.84	3,095	5.10	3,682	4.35
2025 to 2029	25,297	4.93	10,285	5.39	5,943	4.99	171	4.13
2030 and beyond	75,052	4.77	19,104	5.16	8,445	4.18	200	4.00

Total	$120,436	4.77%	$41,674	5.26%	$19,059	4.67%	$68,049	4.45%

	Consumer loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(Dollars in thousands)
Due During the Years Ending December 31,
2015	$614	4.72%	$53,316	4.57%
2016	478	6.65	6,451	4.35
2017	858	5.60	4,423	4.49
2018 to 2019	1,821	4.87	18,214	4.56
2020 to 2024	327	4.67	26,415	4.88
2025 to 2029	63	6.32	41,759	5.05
2030 and beyond	135	5.10	102,936	4.79

Total	$4,296	5.21%	$253,514	4.76%

The following table sets forth our fixed- and adjustable-rate loans, including loans held for sale, at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
Agricultural	$56,319	$61,434	$117,753
One- to four-family residential	17,392	20,665	38,057
Commercial and multi-family	6,068	12,744	18,812
Agricultural and commercial non-real estate loans	14,226	7,668	21,894
Consumer loans	3,145	537	3,682
Total loans	$97,150	$103,048	$200,198

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Madison County Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans).  At December 31, 2014, our largest credit relationship consisted of several loans which totaled $10.1 million and were secured by agricultural real estate and agricultural non-real estate.  At December 31, 2014, these loans were performing in accordance with their repayment terms.  Our second largest relationship at this date consisted of several loans totaling $10.0 million which were secured primarily by agricultural real estate and agricultural non-real estate. At December 31, 2014, these loans were performing in accordance with their repayment terms.

Our President and Chief Executive Officer and our Senior Vice President each have approval authority of up to $250,000 for all types of loans and subordinate loan officers have loan authority ranging from $25,000 to $150,000 for all loans. Loans above the amounts authorized to our President and Chief Executive Officer and our Senior Vice President require approval by the Loan Committee, which consists of our President and Chief Executive Officer, our Senior Vice President and Treasurer and our chief in-house evaluator, which may approve loans up to our legal lending limit. Loans which exceed a loan officer’s authority amount require approval of the Loan Committee. Additionally all loan renewals and extensions, regardless of amount and whether or not they are within an officer’s authority, are submitted to the Loan Committee for action. Loan Committee actions are reported at the next board meeting following approval. Aggregate credit exposure in excess of our legal lending limit (15% of Madison County Bank’s unimpaired capital and surplus) must be approved by a majority of our Board of Directors.

Generally, we require title insurance on our real estate loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.  We also require flood insurance if the improved property is determined to be in a special flood hazard area. We do not always require federal crop insurance or hail insurance, or an assignment of the proceeds of such insurance, on our agricultural non-real estate loans; however, the majority of our borrowers obtain such insurance.

Agricultural Real Estate Lending. At December 31, 2014, $120.4 million, or 47.5% of our total loan portfolio including loans held for sale, consisted of agricultural real estate loans which are loans to finance the acquisition, development or refinancing of agricultural real estate.  We consider a number of factors in originating agricultural real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the agricultural property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).

We offer both fixed-rate and adjustable-rate agricultural real estate loans. At December 31, 2014, 47.9% of our agricultural real estate loans had fixed rates of interest. Generally, our agricultural real estate loans amortize over periods not in excess of 21 years and have a loan-to-value ratio of 70%, although we will originate such loans with a maximum loan-to-value ratio of 80%. In recent years, with the substantial increases in the price of the agricultural real estate in our market area, consistent with our conservative underwriting practices, the loan-to-value ratio on the majority of our agricultural real estate loans has not exceeded 60%.

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

At December 31, 2014, our largest agricultural real estate loan had a principal balance of $1.9 million and was performing in accordance with its repayment terms.

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

Pursuant to Chapter 12, a family farmer may be permitted through an order of the Bankruptcy Court to modify a loan with Madison County Bank without our consent, including the following types of modifications: (1) the sale of a portion of the property that serves as collateral for a loan (typically grain or livestock) and the use of the cash proceeds for the borrower’s operating expenses (which reduces the overall value of our collateral securing the loan); (2) non-payment by the borrower of unsecured indebtedness; (3) a reduction in the amount of the loan to the current fair market value of secured property; (4) establishment of a repayment schedule which extends the original repayment schedule for the loan; and (5) establishment of a lower interest rate on the unpaid balance of the loan.

At December 31, 2014, we believe that borrowers would have qualified for relief under Chapter 12 for approximately $96.0 million of our loans. Although we have had exposure to Chapter 12 since its enactment, since 1992 we have experienced only one agricultural real estate loan, with a principal balance of $90,000, which we were required to modify involuntarily under Chapter 12. This modification, which occurred in 2009, required us to modify the interest rate on the loan from 7.15% to a then market-rate of 5.25%. This loan was paid off during 2014.

One- to Four-Family Residential Real Estate Lending.  At December 31, 2014, $41.7 million, or 16.4% of our total loan portfolio, including loans held for sale, consisted of loans secured by one- to four-family real estate.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans with terms of up to 30 years. On a very limited basis, we will make a one- to four-family residential real estate loan with a 31-year term for individuals who are constructing a house, with interest-only payments for the first year of the loan, and at December 31, 2014 we had $129,000 of these loans.

We generally limit the loan-to-value ratios of our one- to four-family residential mortgage loans to 80% of the sales price or appraised value, whichever is lower.  Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%.

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to the guidelines of the Mortgage Partnership Finance program, a division of the Federal Home Loan Bank of Topeka (“FHLB-Topeka”). We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency which, as of December 31, 2014, was generally $417,000 for single-family homes in our market area.  We have historically sold all of our originations of conforming fixed-rate, one- to four-family residential real estate loans with terms of greater than 15 years, and in recent years the Mortgage Partnership Finance program has purchased these loans.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

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

Agricultural and Commercial Non-Real Estate Lending. At December 31, 2014, $68.0 million, or 26.8% of our loan portfolio, including loans held for sale, consisted of agricultural and commercial non-real estate loans.

Agricultural non-real estate loans, which totaled $60.8 million at December 31, 2014, include seasonal crop operating loans that are used to fund the borrower’s crop production operating expenses; livestock operating and revolving loans used to purchase livestock for resale and related livestock production expense; and loans used to finance the purchase of machinery, equipment and breeding stock.

Agricultural non-real estate loans are originated with adjustable- or fixed-rates of interest and generally for terms of up to 15 months.  In the case of agricultural non-real estate loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed-rates of interest for a term of up to seven years. At December 31, 2014, the average outstanding principal balance of our agricultural non-real estate loans was $108,000, excluding lines of credit with $0 balances at this date. At December 31, 2014, our largest agricultural and commercial non-real estate loan had a principal balance of $950,000, was secured by farm assets and was performing in accordance with its repayment terms. At this date, we had no agricultural non-real estate loans which were non-performing.

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

Our commercial non-real estate loans, which totaled $7.2 million at December 31, 2014, consist of term loans as well as regular lines of credit and revolving lines of credit to finance short-term working capital needs like accounts receivable and inventory.  Our commercial lines of credit generally have adjustable interest rates and may be secured or unsecured.  We generally obtain personal guarantees for all commercial business loans.  Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months.  We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs.  We fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or 10 years, whichever is less.  Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory, or long-term assets such as equipment, furniture, fixtures or real estate.

Unlike one- to four-family residential real estate loans, which we generally originate on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property with a readily ascertainable value, we typically originate agricultural and commercial non-real estate loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income produced by the property.  As a result, the availability of funds for the repayment of agricultural and commercial non-real estate loans may be substantially dependent on the success of the business or rental property itself and the local economy.  Therefore, agricultural and commercial non-real estate loans that we originate generally have greater credit risk than our one- to four-family residential real estate loans or consumer loans.  In addition, agricultural and commercial non-real estate loans often have larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts. For additional risks specific to agricultural non-real estate loans, please see “–Agricultural Real Estate Lending” above.

Commercial and Multi-Family Real Estate Lending.  We originate commercial and multi-family real estate mortgage loans.  At December 31, 2014, $19.0 million, or 7.5% of our loan portfolio, including loans held for sale, consisted of commercial and multi-family real estate loans. Our commercial and multi-family real estate loans have terms of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 80%.

Our commercial and multi-family real estate loans are secured primarily by office buildings, strip mall centers, owner-occupied offices, car washes, condominiums, apartment buildings and developed lots. At December 31, 2014, our commercial and multi-family real estate loans had an average loan balance of approximately $136,000.  At December 31, 2014, virtually all of our commercial and multi-family real estate loans were secured by properties located in Nebraska. We have occasionally made commercial and multi-family real estate loans secured by properties in Iowa and South Dakota. In addition, we will make loans to customers who live in our market area for commercial real estate properties located outside of our market area.

At December 31, 2014, 32.9% of our commercial and multi-family real estate loans had fixed interest rates. The rates on our adjustable-rate commercial real estate and multi-family loans are generally tied to a variety of indices including the 1 Year Constant Maturity Treasury rate (CMT), the 5 Year CMT and the prime interest rate as reported in The Wall Street Journal. A portion of our commercial and multi-family real estate loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, home improvement and home equity loans, recreational vehicle loans, and loans secured by certificates of deposits and other collateral, including marketable securities. We do not purchase indirect automobile loans from dealers. At December 31, 2014, our consumer loan portfolio totaled $4.3 million, or 1.7% of our total loan portfolio, including loans held for sale. At this date, $59,000 of our consumer loans were unsecured.

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

At December 31, 2014, the average balance of our outstanding home equity lines of credit was $29,000 excluding lines with $0 balances, and the largest outstanding balance of any such loan was $84,000.  This loan was performing in accordance with its repayment terms at December 31, 2014.

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

Consistent with our interest rate risk strategy and the low interest rate environment that has existed in recent years, we have sold to the Mortgage Partnership Finance Program on a servicing-retained basis, all of the conforming fixed-rate, one- to four-family residential real estate loans that we have originated with terms of greater than 15 years.  At December 31, 2014, we serviced $72.9 million of fixed-rate, one- to four-family residential real estate loans held by the FHLB-Topeka and serviced an additional $463,000 of other loans.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Total loans, including loans held for sale, at beginning of period	$224,614	$207,316	$189,574

Loans originated:
Mortgage loans:
Agricultural	30,379	38,419	39,577
One- to four-family residential	30,895	43,130	45,674
Commercial and multi-family	2,709	4,949	5,697
Agricultural and commercial non-real estate loans	25,303	26,545	28,769
Consumer loans	3,872	3,553	3,809
Total loans originated	93,158	116,596	123,526

Loans purchased:
Mortgage loans:
Agricultural	―	1,000	1,000
One- to four-family residential	―	―	―
Commercial and multi-family	―	133	―
Agricultural and commercial non-real estate loans	885	―	―
Consumer loans	―	―	―
Total loans purchased	885	1,133	1,000

Loans sold:
Mortgage loans:
Agricultural	―	―	―
One- to four-family residential	(15,860)	(25,269)	(32,940)
Commercial and multi-family	―	―	―
Agricultural and commercial non-real estate loans	―	―	―
Consumer loans	―	―	―
Total loans sold	(15,860)	(25,269)	(32,940)

Other:
Principal repayments and other	(166,009)	(171,829)	(167,895)
Advances on agricultural and commercial lines-of-credit loans	109,313	96,667	94,051

Net loan activity	21,487	17,298	17,742
Total loans, including loans held for sale, at end of period	$246,101	$224,614	$207,316

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

Troubled Debt Restructurings.  Troubled debt restructurings are defined under ASC 310-40 to include loans for which either a portion of interest or principal has been forgiven, or for loans modified at interest rates or on terms materially less favorable than current market rates. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. On occasion, we have modified the terms of loans to provide for longer amortization schedules.  These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At or during the years ended December 31, 2014, 2013, and 2012, we had no loans that were classified as a troubled debt restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days			90 Days and Over			Total
	Number	Amount		Number	Amount		Number	Amount
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	9		258	1		173	10		431
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	3		7	―		―	3		7

Total loans	12		$265	1		$173	13		$438

At December 31, 2013
Real estate loans:
Agricultural	2		$296	―	$	―	2		$296
One- to four-family residential	4		171	―		―	4		171
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	1		24	―		―	1		24
Consumer loans	―		―	1		2	1		2

Total loans	7		$491	1		$2	8		$493

At December 31, 2012
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	3		233	4		144	7		377
Commercial and multi-family	―		―	―		―	―		―
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	―		―	2		2	2		2

Total loans	3		$233	6		$146	9		$379

At December 31, 2011
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	5		289	1		16	6		305
Commercial and multi-family	1		9	―		―	1		9
Agricultural and commercial non-real estate loans	2		96	―		―	2		96
Consumer loans	4		3	2		1	6		4

Total loans	12		$397	3		$17	15		$414

At December 31, 2010
Real estate loans:
Agricultural	―	$	―	―	$	―	―	$	―
One- to four-family residential	4		50	2		181	6		231
Commercial and multi-family	1		16	―		―	1		16
Agricultural and commercial non-real estate loans	―		―	―		―	―		―
Consumer loans	4		32	2		2	6		34

Total loans	9		$98	4		$183	13		$281

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

See Note 3 to our Financial Statements beginning on page F-1 of this Annual Report for a description by loan category of our classified and special mention assets as of December 31, 2014 and December 31, 2013.

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

	At December 31,
	2014		2013	2012	2011	2010
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Agricultural	$	―	$123	$126	$129	$131
One- to four-family residential		174	112	84	93	35
Commercial and multi-family		120	148	―	―	―
Agricultural and commercial non-real estate loans		―	―	―	1	1
Consumer loans		11	17	4	―	―
Total non-accrual loans		$305	$400	$214	$223	$167

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Agricultural		―	―	―	―	―
One- to four-family residential		173	―	79	16	181
Commercial and multi-family		―	―	―	―	―
Agricultural and commercial non-real estate loans		―	―	―	―	―
Consumer loans		―	2	―	1	2
Total loans delinquent 90 days or greater and still accruing		$173	$2	$79	$17	$183

Total non-performing loans		$478	$402	$293	$240	$350

Real estate owned:
Real estate loans:
Agricultural		―	―	―	―	―
One- to four-family residential		―	―	―	―	―
Commercial		―	―	―	―	―
Agricultural and commercial non-real estate loans		―	―	―	―	―
Consumer loans		―	―	―	―	―
Total real estate owned		―	―	―	―	―

Total non-performing assets		$478	$402	$292	$240	$350

Ratios:
Non-performing loans to total loans		0.19%	0.17%	0.14%	0.12%	0.19%
Non-performing assets to total assets		0.15%	0.11%	0.11%	0.10%	0.16%

Interest income that would have been recorded for 2014 had non-accruing loans been current according to their original terms amounted to $9,000. We recognized $9,000 of interest on these loans for 2014.

Non-performing one- to four-family residential real estate loans totaled $347,000 at December 31, 2014 and consisted of six loans.  Additionally we had $120,000 in non-performing commercial and multi-family loans and $11,000 in non-performing consumer loans at December 31, 2014. We had no real estate owned at December 31, 2014.

There were no other loans at December 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

Over the past several quarters, we have increased general allowances for all of our loan categories. These increases are a result of the increase in the size of our loan portfolio as well as our perception that there is an increase in the risk to our loan portfolio due to the increase in our agricultural real estate and agricultural and commercial non-real estate loan portfolios. The increases in these portfolios have resulted, in part, from an abrupt and substantial increase in the cost of farm property in our market area as well as the cost of crop production inputs.  If farm property values decline and if profit margins return to historical lower levels, the value of these loans may decline.

The average sales price of a bushel of #2 Yellow Corn, the most important crop in our market area, further declined in 2014, and the cost of agricultural real estate in our market area has also declined, creating additional risk to our loan portfolio.  The demand for this crop is a result of numerous factors, including its use to produce ethanol.  Effective December 31, 2011, the Federal Government allowed a major ethanol subsidy to expire which, over time, could adversely impact the price of corn and thus adversely impact our agricultural borrowers and the value of farm land, thereby increasing the risks associated with these types of loans. Further, in 2013, the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and would reduce their ability to pay loans owed to us.

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

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$6,171	$4,941	$4,017	$3,352	$3,018

Charge-offs:
Real estate loans:
Agricultural	―	―	―	―	―
One- to four-family residential	―	(20)	―	(22)	(29)
Commercial and multi-family	―	―	―	―	―
Agricultural and commercial non-real estate loans	―	―	―	―	―
Consumer loans	(3)	―	(3)	―	―
Total charge-offs	(3)	(20)	(3)	(22)	(29)

Recoveries:
Real estate loans:
Agricultural	―	―	71	7	2
One- to four-family residential	―	―	23	―	―
Commercial and multi-family	―	―	―	―	―
Agricultural and commercial non-real estate loans	―	―	―	―	―
Consumer loans	―	―	3	―	1
Total recoveries	―	―	97	7	3

Net (charge-offs) recoveries	(3)	(20)	94	(15)	(26)
Provision for loan losses	1,245	1,250	830	680	360

Balance at end of year	$7,413	$6,171	$4,941	$4,017	$3,352

Ratios:
Net charge-offs/(recoveries) to average loans outstanding (annualized)	0.00%	0.01%	(0.05)%	0.01%	0.02%
Allowance for loan losses to non-performing loans at end of period	1,550.84%	1,535.07%	1,692.12%	1,673.75%	957.71%
Allowance for loan losses to total loans (including loans held for sale) at end of period	2.92%	2.67%	2.33%	2.07%	1.81%

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

	At December 31,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
			(Dollars in thousands)

Real estate loans:
Agricultural	$3,999	47.51%	$3,340	47.89%	$2,585	45.50%
One- to four-family residential	631	16.44	510	16.72	467	17.02
Commercial and multi-family	510	7.52	597	8.56	456	9.99
Agricultural and commercial non-real estate loans	2,167	26.84	1,638	24.99	1,337	25.26
Consumer loans	106	1.69	86	1.84	96	2.23
Total	$7,413	100.00%	$6,171	100.00%	$4,941	100.00%

	At December 31,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate loans:
Agricultural	$1,579	43.05%	$1,448	42.80%
One- to four-family residential	818	19.65	580	21.90
Commercial and multi-family	556	10.87	496	12.05
Agricultural and commercial non-real estate loans	984	24.08	720	20.14
Consumer loans	80	2.35	108	3.11
Total	$4,017	100.00%	$3,352	100.00%

At December 31, 2014, our allowance for loan losses represented 2.92% of total loans, including loans held for sale, and 1,551% of non-performing loans, and at December 31, 2013, our allowance for loan losses represented 2.67% of total loans, including loans held for sale, and 1,535% of non-performing loans. The allowance for loan losses increased from $6.2 million at December 31, 2013 to $7.4 million at December 31, 2014, due to a provision for loan losses of $1.2 million and net charge-offs of $3,000 during 2014.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, however, regulators, in reviewing our loan portfolio, may request that we increase our allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above.  Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

At December 31, 2014, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of our equity at that date.

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

At December 31, 2014, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

U.S. Treasury and Agency Debt Securities.  At December 31, 2014, the carrying value of our portfolio of United States Treasury, United States Government agency, and Government-sponsored enterprise securities totaled $9.5 million, and were all classified as available-for-sale.  While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate for liquidity purposes, as collateral for borrowings and for prepayment protection.

Municipal Obligations.  At December 31, 2014, our municipal securities portfolio totaled $34.0 million and was comprised of bonds issued by counties, cities, school districts and other political subdivisions in Nebraska and South Dakota.  At December 31, 2014, all of our municipal securities were classified as held to maturity. At this date, $25.1 million of these securities had maturities of more than 10 years.

We have purchased bank-qualified general obligation and revenue bonds of certain state and political subdivisions which provide interest income that is exempt from federal income taxation.  Our investment policy permits purchases of these securities so long as they are rated in the top three investment grades, with maximum term to maturity of 25 years. During 2014, we continued to purchase municipal securities since these securities provide a stable source of tax-free income.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Topeka in connection with our borrowing activities totaling $1.8 million at December 31, 2014.  The common stock of such entity is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance.  We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable.  At December 31, 2014, our balance of bank-owned life insurance totaled $6.4 million and was issued by six insurance companies.

Securities Portfolio Composition.  The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.  Securities available for sale are carried at fair value.

	At December 31,
	2014				2013				2012
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
United State Treasury and agency debt securities	$	―	$	―	$	―	$	―	$498	$508
Municipal obligations (1)		34,012		34,524		34,144		32,892	24,528	25,122

Total securities held to maturity		$34,012		$34,524		$34,144		$32,892	$25,026	$25,630

Securities available for sale:
United States Treasury and agency debt securities		9,261		9,494		9,789		9,719	8,586	8,982

Total securities available for sale		$9,261		$9,494		$9,789		$9,719	$8,586	$8,982

(1)       At December 31, 2014 and 2013, included $2.4 million and $2.4 million of taxable municipal bonds, respectively.

Portfolio Maturities and Yields.  The composition and maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  Municipal securities yields have not been adjusted to a tax-equivalent basis.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities held to maturity – Municipal obligations(1)	$1,345	1.06%	$2,467	1.97%	$5,051	3.46%	$25,149	3.91%	$34,012	$34,524	3.59%

Securities available for sale - U. S. Treasury and agency debt securities	$383	4.11%	$3,065	2.96%	$3,682	2.13%	$2,131	1.72%	$9,261	$9,494	2.39%

(1) At December 31, 2014, included $2.4 million of taxable municipal bonds.

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

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For the Years Ended December 31,
	2014			2013			2012
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Interest-bearing Checking	$116,715	55.58%	0.84%	$113,922	55.38%	0.83%	$108,756	55.72%	0.87%
Non-interest-bearing Checking	19,149	9.12	―	19,932	9.69	―	17,167	8.79	―
Money Market Savings(1)	48,824	23.25	0.58	45,504	22.12	0.59	40,989	21.00	0.61
Certificates of deposit (2)	25,291	12.05	0.87	26,348	12.81	0.89	28,275	14.49	1.01

Total deposits	$209,979	100.00%	0.71%	$205,706	100.00%	0.70%	$195.187	100.00%	0.76%

(1)      At December 31, 2014, includes $8.2 million in individual retirement accounts (IRAs).
(2)      At December 31, 2014, includes $2.0 million in individual retirement accounts (IRAs).

As of December 31, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $5.9 million.  The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(In thousands)

Three months or less	$1,365
Over three months through six months	855
Over six months through one year	1,694
Over one year to three years	1,707
Over three years	283

Total	$5,904

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)

Interest Rate
1.99% and below	$24,898	$25,174	$26,652
2.00% to 2.99%	393	1,174	1,621
3.00% to 3.99%	―	―	2

Total	$25,291	$26,348	$28,275

The following table sets forth, by interest rate ranges, information concerning our certificates of deposit.

	At December 31, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
1.99% and below	$17,838	$3,845	$1,932	$1,283	$24,898	98.45%
2.00% to 2.99%	393	―	―	―	393	1.55

Total	$18,231	$3,845	$1,932	$1,283	$25,291	100.00%

Borrowings.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Topeka and borrowings from the Federal Reserve Bank of Kansas City and, to a lesser extent, from the Bankers’ Bank of the West.  At December 31, 2014, we had access to additional Federal Home Loan Bank, Federal Reserve Bank of Kansas City and Bankers’ Bank of the West advances of up to $31.6 million, $9.0 million and $24.7 million, respectively.  To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

The following table sets forth information concerning balances and interest rates on our advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Balance at end of period	$39,800	$20,000	$6,300
Average balance during period	$14,590	$6,923	$7,479
Maximum outstanding at any month end	$39,800	$20,000	$11,600
Weighted average interest rate at end of period	0.82%	1.24%	3.42%
Weighted average interest rate during period	1.77%	3.15%	3.02%

Personnel

As of December 31, 2014, we had 51 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

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

Dodd-Frank Act

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

At December 31, 2014, Madison County Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower.  Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2014, Madison County Bank’s largest lending relationship with a single or related group of borrowers totaled $10.1 million, which represented 16.7% of unimpaired capital and surplus.  Therefore, Madison County Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. We are required to satisfy a qualified thrift lender (“QTL”) test whereby we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business.  A savings institution that fails the QTL must operate under specified restrictions.  The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law.  As of December 31, 2014, we maintained 98.7% of our portfolio assets in qualified thrift investments and, therefore, we met the QTL test.

Prompt Corrective Regulatory Action. Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.  A savings institution that has a total risk-based capital ratio of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized.  A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.”  A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation O.  Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for bank-wide lending programs that do not discriminate in favor of insiders.  Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed.  Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made.  At December 31, 2014, we were in compliance with these regulations.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” including officers, directors, certain shareholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or a cease and desist order, to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs, and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation.  The bonds issued by the FICO are due to mature in 2017 through 2019.  For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 60 basis points of an institution’s total assets less tangible capital.

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

For the year ended December 31, 2014, the Bank paid $15,000 related to the FICO bonds and $118,000 pertaining to deposit insurance assessments.

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

TAXATION

Federal Taxation

General.  Madison County Financial, Inc. and Madison County Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Madison County Financial, Inc. and Madison County Bank.

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

Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.”  The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2014, Madison County Bank had no minimum tax credit carryforward.

Corporate Dividends.  We may exclude from our income 100% of dividends received from Madison County Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns.  Madison County Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Nebraska State Taxation. Madison County Financial, Inc., and Madison County Bank are subject to Nebraska Taxation. Under Nebraska law, Madison County Bank pays a financial institution tax we classify as a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our quarterly average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of quarterly average deposits not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is Madison County Bank’s income after ordinary and necessary expenses but before income taxes as reported to the Office of the Comptroller of the Currency. In addition, Madison County Financial, Inc. is required to file a Nebraska income tax return because we are doing business in Nebraska.  For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $100,000 of taxable income and 7.81% of taxable income in excess of $100,000. For this purpose, “taxable income” generally means Federal taxable income, subject to certain adjustments (including addition of interest income on non-Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations).  For Nebraska tax return purposes taxable income on the return filed for Madison County Financial, Inc. is determined without regard to the taxable income of Madison County Bank as Madison County Bank files a separate Nebraska financial institution tax return.

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

Properties

As of December 31, 2014, the net book value of our office properties was $2.1 million.  The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired	Square Footage	Net Book Value of Real Property
				(In thousands)
Main (Madison) Office:
111 West Third Street Madison , Nebraska 68748	Owned	1995	7,400	$ 553

Other Properties:

2100 Pasewalk Avenue Norfolk, Nebraska 68701	Owned	1998	4,600	$ 517

103 South 4th Street Albion, Nebraska 68620	Owned	2005	7,500	$ 472

402 West Locust Street Plainview, Nebraska 68769	Owned	2008	4,500	$ 594

The Bank’s subsidiary shares office space with the branch located in Plainview, Nebraska, and has $2,000 in net book value of furniture and equipment.  Additionally, we maintain offices in Creighton and Randolph, Nebraska, both of which provide limited services to our customers. These offices are located in office space of unrelated third-parties to which we pay nominal monthly fees.

ITEM 3.            Legal Proceedings

At December 31, 2014, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations or our cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market, Holder and Dividend Information.  Our common stock is listed on the Nasdaq Stock Market under the symbol “MCBK.”  Based upon records of our transfer agent, the approximate number of holders of record of Madison County Financial, Inc.’s common stock as of March 10, 2015was 363. Certain shares of Madison County Financial, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.  The following table presents high and low quarterly trading prices for our shares and dividends declared per share for the periods indicated.

	High Sale	Low Sale	Dividends Declared
2014:
First Quarter	$18.29	$16.74	―
Second Quarter	$18.40	$17.74	$0.24
Third Quarter	$19.57	$18.00	―
Fourth Quarter	$23.00	$18.13	―

2013:
First Quarter	$16.50	$15.95	―
Second Quarter	$19.19	$15.81	$0.28
Third Quarter	$18.40	$16.90	―
Fourth Quarter	$18.15	$16.70	―

Madison County Financial, Inc. declared an annual cash dividend on its common stock of $0.24 per share on April 21, 2014, with a payment on May 15, 2014. Dividend payments by Madison County Financial, Inc. are dependent, in large part, on dividends it receives from Madison County Bank, because Madison County Financial, Inc. has no source of income other than dividends from Madison County Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Madison County Financial, Inc. and interest payments with respect to Madison County Financial, Inc.’s loan to the Employee Stock Ownership Plan.  See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

(b)           Sales of Unregistered Securities.  Not applicable.

(c)           Securities Authorized for Issuance Under Equity Compensation Plans.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(d)           Stock Repurchases.    Since the Company completed its initial public offering in October, 2012, the Company’s Board of Directors has authorized three stock repurchase programs for an aggregate of 413,835 shares.  All of the repurchase programs have been publicly announced.  As of December 31, 2014, the Company had repurchased an aggregate of 336,072 shares under these programs.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2014	5,000	$19.00	138,263
November 1 through November 30, 2014	25,300	$19.45	112,963
December 1 through December 31, 2014	35,200	$19.10	77,763
Total	65,500	$19.23	77,763

(e)           Stock Performance Graph.  Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Madison County Financial, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2014 and December 31, 2013 and our results of operations for the years ended December 31, 2014 and 2013.  This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report.

Overview

We have operated continuously in and around Madison, Nebraska, which is located in northeastern Nebraska, since our founding in 1888. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent borrowings, in agricultural real estate loans, one- to four-family residential real estate loans, agricultural and commercial non-real estate loans and commercial and multi-family real estate loans. To a much lesser extent, we also originate consumer loans, including automobile loans.  We also purchase investment securities consisting primarily of securities issued by the United States Treasury, United States Government agencies, and Government-sponsored enterprises, and municipal securities issued by counties, cities, school districts and other political subdivisions in Nebraska and South Dakota.  At December 31, 2014, we had total assets of $314.3 million, total deposits of $210.0 million and total stockholders’ equity of $61.5 million.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of insurance commission income obtained from our insurance agency subsidiary, service charges on deposit accounts, ATM and credit card fees, loan service charges and loan servicing income, gain on sales of securities and loans, income from bank-owned life insurance and miscellaneous other income.  Non-interest expense currently consists primarily of compensation and employee benefits, directors’ fees and benefits, office occupancy, data processing, FDIC insurance premiums, advertising and supplies, core deposit intangible amortization, professional fees, and other operating expenses.

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

We believe the risks in our agricultural loan portfolio are increasing.  We have nearly completed our annual line of credit renewal season and there are certain trends materializing which will, unless current commodity market price trends improve, likely result in negative farm income and deterioration in the market prices for used farm equipment and farmland. The trends we have observed are:

1.	Lower farm gross profit and, in the case of some farm borrowers, negative farm gross profit;

2.
Sharply declining commodity prices for corn and soybeans and a simultaneous increase in the costs of fertilizer, seed, chemicals and supplies needed to produce these crops.  The only expenses which have remained unchanged are interest costs and cash rents, while the only major input which has declined is fuel expense;

3.
An unhealthy increase in intermediate and long-term debt incurred by some farm borrowers resulting in increased liquidity risk, leverage risk, and an increased risk in declining used equipment market prices;

4.
A reduction in the working capital of many farm borrowers due to several factors including: lower farm income, increased equipment purchases with current assets or with debt resulting in annual payments to service such debt, increased living expenses funded with debt or liquidation of current assets.

These trends may result in increased adverse loan classifications at the Bank and losses.  These trends are consistent with past down-cycles in the agricultural industry.  We are aware of the hard work which lies ahead for our farm borrowers to restore their operations to profit in the face of much narrower gross margins.  We believe that the unparalleled prosperity which corn and soybean farmers experienced from 2008 through 2013, which was greatly and positively influenced by biofuel innovation, has now returned to a “normal” commodity market.

The market prices for farmland in our market area are estimated by management to have declined about 10% over the past year from all-time highs recorded in early 2014.  We believe this represents the first market price decline in farmland for over 20 years in our market area.  Given the current commodity market prices and the costs of production, we expect 2015 will be-- at best--a breakeven year for talented farmers with excellent management skills and good judgment.

Although our emphasis on agricultural lending, both real estate and non-real estate based, presents specific risks to our results of operations, we believe that we mitigate these risks through our conservative underwriting standards and our understanding of the farming economy in our market area. Additionally, we believe that our overall loan portfolio, 58.8% of which consisted of variable-rate loans at December 31, 2014, reduces our vulnerability to changes in interest rates and improves our net interest rate spread.  To further reduce our interest rate risk, in recent years and in the low interest rate environment, we have generally sold all of our conforming fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have chosen to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Goodwill and Other Intangible Assets.  In 2005, we acquired First Capital Investment Company, Inc. and its subsidiary financial institution, First National Bank of Albion, under the purchase method of accounting in effect at the time.  Under the purchase method, we were required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization. At December 31, 2014, we had recorded $481,000 of goodwill.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of these intangible assets are estimated to be consumed or otherwise used up.  Our customer relationship intangibles are being amortized over 15 years using the double declining balance method. Since our acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, we would adjust the amortization of that asset, which could increase future amortization expense. At December 31, 2014, we had recorded $519,000 of core deposit intangible.

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

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying value, a goodwill impairment is indicated and the goodwill is written down to its implied fair value. Subsequent increases in goodwill are not recognized in the financial statements.  At our annual impairment assessment date of December 31, 2014, our analysis indicated that no impairment existed.

Future events, such as adverse changes in our business or changes in the economic market, could cause management to conclude that impairment indicators exist and require management to re-evaluate goodwill.  Should such re-evaluation determine goodwill is impaired, the resulting impairment loss recognized could have a material, adverse impact on our financial condition and results of operations.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased $24.2 million, or 8.3%, to $314.3 million at December 31, 2014, from $290.1 million at December 31, 2013.  The increase was due primarily to increases in net loans and bank-owned life insurance.

Net loans increased $21.8 million, or 9.7%, to $246.1 million at December 31, 2014, from $224.3 million at December 31, 2013.  The increase in our loan portfolio during 2014 resulted from a $9.9 million increase in agricultural real estate loans, to $120.4 million from $110.5 million, a $3.4 million increase in our one- to four-family residential mortgages, to $41.7 million from $38.3 million and a $10.4 million increase in our agricultural and commercial non-real estate loans to $68.0 million from $57.7 million, offset slightly by a $700,000 decrease in our commercial and multi-family real estate loans to $19.0 million from $19.7 million.  The increase in agricultural real estate loans reflects purchase activity by our current agricultural loan customers and the addition of new agricultural real estate customers.  The increase in one- to four-family residential real estate loans reflects a higher demand for housing in our market area combined with the decline in competition for these loans from community banks reflecting increased compliance changes.  The increase in agricultural and commercial non-real estate loans resulted from the increasing commodities input prices (fertilizer, seed, fuel and chemicals) combined with a significant decline in the market price of corn and soybeans, which market price declines resulted in greater farm borrowing and less funds available for farmers to seasonally pay down on farm operating loans.  For many of our agricultural borrowers, the market price of corn is below its cost of production which produces operational loss, thereby increasing the likelihood that such customers will be unable to make scheduled payments on loans owed to us.    The increase in gross loans was offset by an increase in the allowance for loan losses of $1.2 million, or 20.1%, to $7.4 million.  The increase in the allowance was primarily due to loan growth and consideration of the previously discussed uncertainties in the agricultural industry.

Investment securities remained relatively unchanged, with a decrease of $357,000, or 0.8%, to $43.5 million at December 31, 2014, from $43.9 million at December 31, 2013.  Investments classified as held to maturity decreased $132,000, or 0.4%, to $34.0 million at December 31, 2014 from $34.1 million at December 31, 2013.  Investment securities classified as available for sale decreased $225,000, or 2.3%, to $9.5 million at December 31, 2014 from $9.7 million at December 31, 2013.  These decreases resulted from the maturities and calls of investment securities exceeding the reinvestment of such securities.

Bank-owned life insurance increased $1.7 million, or 35.7%, to $6.4 million at December 31, 2014, from $4.7 million at December 31, 2013, as we increased our investment in consideration of the implementation of our equity incentive plan and the additional expense which would be incurred in the event of the death of a director or executive officer.

Accrued interest received on investment securities, certificates of deposit owned and loans increased $461,000, or 12.1%, to $4.3 million at December 31, 2014, from $3.8 million at December 31, 2013, due to the increase in net loans, offset by a decrease in the average yield on loans to 4.80% during 2014, from 5.01% during 2013.

Other assets, consisting primarily of prepaid assets and deferred federal taxes, increased $501,000, or 16.0%, to $3.6 million at December 31, 2014, from $3.1 million at December 31, 2013, primarily attributable to an increase in deferred taxes.

Deposits increased $4.3 million, or 2.1%, to $210.0 million at December 31, 2014, from $205.7 million at December 31, 2013, due primarily to a net increase in core deposits.  Interest-bearing checking and money market savings accounts increased $2.8 million, or 2.4%, and $3.3 million, or 7.3%, respectively, and noninterest-bearing checking accounts decreased $783,000, or 3.9%.  This net increase in our core deposits was due primarily to an overall increase in the number of accounts.  We believe the increase in our core deposits resulted from our continued efforts to build relationships with our existing customers as well as our marketing efforts with new customers.  Certificates and time deposits decreased $1.0 million, or 4.0%, to $25.3 million at December 31, 2014, from $26.3 million at December 31, 2013, reflecting continued customer preference for more liquid transaction accounts rather than longer term deposits.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and, as needed, to a lesser extent from the Bankers’ Bank of the West. Our borrowings increased $19.8 million, or 99.0%, to $39.8 million at December 31, 2014, from $20.0 million at December 31, 2013, resulting from a $1.0 million increase in advances and an $18.8 million increase in short-term borrowings.   We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.  Due to the increase in short-term borrowings, we were required to purchase additional Federal Home Loan Bank Stock and as a result Federal Home Loan Bank stock increased $319,000, or 21.7%, to $1.8 million at December 31, 2014, from $1.5 million at December 31, 2013.

Total stockholders’ equity remained relatively unchanged, with an increase of $144,000, or 0.2%,  to $61.5 million at December 31, 2014 from $61.4 million at December 31, 2013.  The increase resulted primarily from net income of $3.0 million and a $754,000 increase in additional paid-in capital related to stock compensation expense for grants of options and restricted stock.  The increase was offset by $3.3 million in repurchased and retired common stock and the annual cash dividend of $0.24 per share, aggregating $679,000, that was declared and paid during 2014 on outstanding shares.

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

General.  Net income decreased $45,000 to $3.0 million for the year ended December 31, 2014, from $3.0 million for the year ended December 31, 2013.  The decrease resulted primarily from increases in interest expense and noninterest expense and a decrease in noninterest income, offset by an increase in interest income and decreases in provision for loan losses and income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $925,000, or 7.9%, to $12.6 million at December 31, 2014, from $11.7 million for 2013.  The increase reflected a $12.2 million increase in average interest-earning assets to $280.6 million for 2014 compared to $268.4 million for 2013 and a 14 basis point increase in the average yield on interest-earning assets to 4.49% during 2014 from 4.35% during 2013.

Interest income on non-taxable investment securities increased $160,000, or 17.8%, to $1.1 million for 2014 from $898,000 for 2013, reflecting an increase in the average balance of such securities to $32.1 million during 2014 from $27.6 million during 2013 and an increase in the average yield on such securities to 3.29% in 2014 from 3.26% in 2013.  Interest income and fees on loans increased $742,000, or 7.1%, resulting from an increase in the average loans outstanding to $231.9 million during 2014 from $207.5 million during 2013, offset by a 21 basis point decrease in the average yield on loans to 4.80% during 2014 from 5.01% during 2013.

Interest Expense.  Interest expense increased $69,000, or 4.0%, to $1.8 million in 2014 from $1.7 million in 2013.  The increase resulted from a $13.9 million increase in the average balance of interest-bearing deposits and borrowings to $211.4 million in 2014 from $197.5 million in 2013, offset slightly by a 2 basis point decrease in the average rate paid on interest-bearing deposits and borrowings to 0.85% in 2014 from 0.87% in 2013.

Interest expense on interest-bearing deposits increased $29,000, or 1.9%, to $1.5 million for 2014 from $1.5 million for 2013, resulting primarily from a $6.2 million increase in the average balance of these deposits to $196.8 million for 2014 from $190.6 million for 2013. Interest expense from borrowings increased $40,000, or 18.3%, to $258,000 for 2014 from $218,000 for 2013, reflecting a $7.7 million increase in the average balance of borrowing to $14.6 million during 2014 from $6.9 million during 2013, offset by 1.4% decrease in the average rate paid on borrowings to 1.77% from 3.15%, year to year.

Net Interest Income.  Net interest income increased $856,000, or 8.6%, to $10.8 million for 2014 from $9.9 million for 2013.  The increase in our net interest income resulted from a 16 basis point increase in our net interest rate spread to 3.64% for 2014 from 3.48% for 2013, and a corresponding 14 basis point increase in our net interest margin to 3.85% for 2014 from 3.71% for 2013, which was offset by a $1.7 million decrease in our average net interest-earning assets to $69.2 million in 2014 from $70.9 million in 2013. The increase in our net interest rate spread and net interest margin reflected the 14 basis point increase in the average yield on our interest-earning assets, year to year.  The decrease in our average net interest earning assets resulted primarily from the decrease in the average other interest-earning assets, to $2.6 million for 2014 from $19.1 million for 2013, as the result of the deployment of the funds from the stock offering which was closed October 3, 2012.  The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 132.7% for 2014 from 135.9% for 2013.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies-Allowance for Loan Losses,” we recorded a provision for loan losses of $1.2 million for 2014, compared to the provision of $1.2 million for 2013.  The provision recorded for 2014 and the related increase in the allowance for loan losses resulted from an increase in net loans, along with various factors which necessitate upward adjustments in the allowance for loan losses, including management’s determination that an asset bubble in agricultural real estate formed due to the increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline noted in 2013 and 2014 in gross operating income on most farming operations. There are no longer any ethanol subsidies paid by the Federal Government.  Furthermore, in October, 2013 the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity.  This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and their ability to pay loans owed to us which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to loans owed to us.  Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people.  The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us.  While the adoption of this Act was not completed by the end of our fiscal year, the elimination of “direct payments” was widely anticipated for several weeks in advance of its enactment and their elimination was taken into account by the company’s management as part of the methodology for estimating allowances.

The provision for loan losses for the year ended December 31, 2014 reflected net charge-offs of $3,000 compared to net charge-offs of $20,000 for the year ended December 31, 2013.  The allowance for loan losses was $7.4 million, or 2.9% of total loans, at December 31, 2014, compared to $6.2 million, or 2.7% of total loans, at December 31, 2013.  Total nonperforming loans were $478,000 at December 31, 2014, compared to $402,000 at December 31, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 1550.8% at December 31, 2014, compared to 1535.1% at December 31, 2013.

Other Income.  Other income decreased $39,000, or 2.1%, to $1.8 million for 2014 from $1.9 million for 2013.  The decrease in other income was due primarily to a $122,000 decrease in gains on sales of mortgage loans, reflecting a decline in the volume of loans sold, year to year, offset by a $53,000 increase in service charges on deposit accounts, a $21,000 increase in ATM and credit card fees, due primarily to the implementation of an overdraft payment program and a $43,000 increase in surrender value of life insurance due to the increase in bank-owned life insurance.

Other Expense.  Other expense increased $966,000, or 14.9%, to $7.4 million for 2014 from $6.5 million for 2013.  The increase was due primarily from a $354,000 increase in salaries and employee benefits expense and a $631,000 increase in directors fees and benefits expense, resulting from initial grants under the approved equity incentive plan as disclosed in Note 12 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this Annual Report, and a $45,000 increase in supplies.   The increase was offset by a $77,000 decrease in professional fees.  Professional fees decreased in 2014 primarily as a result of a decrease in legal fees which were higher in 2013 due to the implementation of our equity-based incentive plan and the hiring of an Internal Auditor to perform audits that were previously outsourced and a $21,000 decrease in core deposit intangible amortization.

Income Tax Expense.  The provision for income taxes was $965,000 for 2014 compared to $1.1 million for 2013, reflecting a decrease in pretax income.  Our effective tax rate was 24.5% for 2014 compared to 26.1% for 2013.  This difference resulted primarily from the levels of tax-exempt income derived from our municipal bond investment portfolio and from bank-owned life insurance as a percentage of net income.

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

	For the Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

Interest-earning assets:
Loans	$231,883	$11,132	4.80%	$207,532	$10,390	5.01%	$189,594	$10,683	5.63%
Securities –taxable	12,997	357	2.75	12,227	316	2.58	12,137	342	2.82
Securities – non-taxable	32,120	1,058	3.29	27,582	898	3.26	17,561	665	3.79
Other interest-earning assets	2,574	18	0.70	19,144	34	0.18	6,970	14	0.20
Federal Home Loan Bank of Topeka stock	1,005	28	2.79	1,920	30	1.56	2,050	39	1.90
Total interest-earning assets	280,579	12,593	4.49	268,405	11,668	4.35	228,312	11,743	5.14
Non-interest-earning assets	12,509			11,474			12,594
Total assets	$293,088			$279,879			$240,906

Interest-bearing liabilities:
Money market savings	49,688	290	0.58	45,898	269	0.59	40,426	277	0.69
Checking accounts	121,556	1,023	0.84	117,447	987	0.84	102,203	987	0.97
Certificates of deposit	25,539	220	0.86	27,201	248	0.91	32,040	365	1.14
Total interest-bearing deposits	196,783	1,533	0.78	190,546	1,504	0.79	174,669	1,629	0.93
Borrowings	14,590	258	1.77	6,923	218	3.15	7,479	226	3.02
Total interest-bearing liabilities	211,373	1,791	0.85	197,469	1,722	0.87	182,148	1,855	1.02
Non-interest-bearing deposits	16,567			16,532			17,645
Other non-interest bearing liabilities	3,421			3,236			5,179
Total liabilities	231,361			217,237			204,972
Stockholders’ Equity	61,727			62,642			35,934
Total liabilities and stockholders’ equity	$293,088			$279,879			$240,906

Net interest income		$10,802			$9,946			$9,888
Net interest rate spread (1)			3.64%			3.48%			4.12%
Net interest-earning assets (2)	$69,206			$70,936			$46,164
Net interest margin (3)			3.85%			3.71%			4.33%
Average of interest-earning assets to interest-bearing liabilities	132.74%			135.92%			125.34%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$1,182	$(440)	$742	$959	$(1,252)	$(293)
Securities - taxable	21	20	41	3	(29)	(26)
Securities – non-taxable	149	11	160	337	(104)	233
Other interest-earning assets	(49)	33	(16)	22	(2)	20
Federal Home Loan Bank of Topeka stock	(19)	17	(2)	(2)	(7)	(9)

Total interest-earning assets	1,284	(359)	925	1,319	(1,394)	(75)

Interest-bearing liabilities:
Money market savings	22	(1)	21	(3)	(5)	(8)
Checking accounts	35	1	36	213	(213)	-
Certificates of deposit	(15)	(13)	(28)	(50)	(67)	(117)
Total deposits	42	(13)	29	160	(285)	(125)

Borrowings	166	(126)	40	(17)	9	(8)

Total interest-bearing liabilities	208	(139)	69	143	(276)	(133)

Change in net interest income	$1,076	$(220)	$856	$1,176	$(1,118)	$58

Management of Market Risk

General.  Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.  Our Board of Directors has established an ALCO/Executive Committee which is comprised of our President and Chief Executive Officer, our Senior Vice President and our Chief Financial Officer, that is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

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

4)	investing in shorter- to medium-term investment securities; and

5)
increasing other income as a percentage of total income through loan servicing income, insurance commissions received from our insurance agency subsidiary, service charges, and ATM and credit card fees.

Net Portfolio Value.  The Office of the Comptroller of Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates.  Institutions are required to develop their own rate sensitivity analysis report, or contract with a third-party vendor who specializes in the analysis of interest rate risk analysis.  The model utilized by the Madison County Bank is a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  The model estimates the economic value of each type of asset, liability and off-balance-sheet contract under the assumption of instantaneous rate increases or decreases of 100 to 300 basis points in 100 basis point increments.  An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change In Rates” column below.

The table below sets forth, as of December 31, 2014, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2014
				NPV as a Percentage of Present
				Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV			(Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+300	$56,400	$(6,865)	(10.85)%	18.88%	(76)
+200	59,043	(4,222)	(6.67)	19.27	(38)
+100	61,389	(1,876)	(2.97)	19.53	(11)
0	63,265	―	―	19.64	―
-100	64,240	975	1.54	19.55	(9)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2014, in the event of a 200 basis point increase in interest rates, we would experience a 6.67% decrease in net portfolio value.  In the event of a 100 basis point decrease in interest rates, we would experience a 1.54% increase in net portfolio value.

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

Our cash flows are derived primarily from three sources:  cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.3 million for 2014.  Net cash used in investing activities was $24.1 million, which resulted primarily from a net increase of $23.0 million in loans receivable and a $1.5 million increase in bank-owned life insurance from December 31, 2013 to December 31, 2014.  Net cash provided by financing activities was $20.1 million, which resulted primarily from a net increase in short-term borrowings of $18.8 million and a net increase in deposits of $4.3 million, offset by the declaration and payment of an annual cash dividend of $0.24 per share, or $679,000 in the aggregate, and $3.3 million of repurchased shares of Company stock.

At December 31, 2014, Madison County Bank exceeded all of its regulatory capital requirements.  Its Tier 1 (core) capital level was $52.9 million, or 16.3% of risk-weighted assets, which is above the required level of $13.0 million, or 4.0% of risk-weighted assets.  Its total risk-based capital was $57.0 million, or 17.6% of risk-weighted assets, which is above the required level of $25.9 million, or 8.0% of risk-weighted assets.  In addition, its Tier 1 capital to average assets was 16.9%, which is substantially above regulatory requirements. Accordingly Madison County Bank was categorized as well capitalized at December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

At December 31, 2014, we had outstanding commitments to originate loans of $27.8 million and lines of credit of $21.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature one year or less from December 31, 2014 totaled $18.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Topeka advances or FRB-Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We sell one- to four-family residential real estate loans with recourse to the FHLB-Topeka under the Mortgage Partnership Finance Program.  We are obligated to repurchase certain loans sold that become delinquent as defined by the agreement.  At December 31, 2014 and 2013, these obligations were approximately $5.4 million and $4.6 million, respectively, and at December 31, 2014, we had a reserve of $87,000.

For information about our loan commitments, unused lines of credit and standby letters of credit, see Note 9 of the Notes to our Consolidated Financial Statements beginning on page F-1 of this Annual Report.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 17 of the notes to our consolidated financial statements beginning on page F-1 of this Annual Report.

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

(a)     An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (1992).”  Based on such assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets - December 31, 2014 and 2013;

(C)	Consolidated Statements of Income for the years ended December 31, 2014, and 2013;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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
10.12      Madison County Bank Employee Stock Ownership Plan*

10.13      Madison County Financial, Inc. 2013 Equity Incentive Plan **
10.14      Incentive Stock Option Agreement ***
10.15       Non-Qualified Stock Option Agreement***
10.16      Director Stock Option Agreement***
10.17      Employee Restricted Stock Award***
10.18      Director Restricted Stock Award***
21	Subsidiaries of Registrant
23	Consent of Independent Auditor
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Board of Directors
Madison County Financial, Inc.
Madison, Nebraska

We have audited the accompanying consolidated balance sheets of Madison County Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison County Financial, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, llp

Indianapolis, Indiana
March 27, 2015

Madison County Financial, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in Thousands)

	December 31,
	2014	2013

Assets
Cash and due from banks	$4,315	$4,067
Interest-earning demand accounts	113	52
Cash and cash equivalents	4,428	4,119
Certificates of deposit	1,000	1,000
Investment securities:
Available for sale, at fair value	9,494	9,719
Held to maturity, at amortized cost (fair value of $34,524 and $32,892, respectively)	34,012	34,144
Loans held for sale	-	269
Loans receivable, net of allowance for losses of $7,413 and $6,171, respectively	246,101	224,345
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	1,791	1,472
Premises and equipment, net	2,138	2,199
Bank-owned life insurance (“BOLI”)	6,445	4,750
Accrued interest receivable	4,268	3,807
Core deposit intangible	519	654
Goodwill	481	481
Other assets	3,637	3,136

Total assets	$314,314	$290,095

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$209,979	$205,706
Borrowings	39,800	20,000
Accrued interest payable	101	99
Other liabilities	2,898	2,898
Total liabilities	252,778	228,703

Commitments and contingencies

Stockholders’ Equity
Common stock, $.01 par value per share:
Issued and outstanding - 2,971,982 and 3,035,844 respectively	29	30
Additional paid in capital	25,583	28,035
Unearned employee stock ownership plan (ESOP)	(2,248)	(2,350)
Retained earnings	38,018	35,723
Accumulated other comprehensive income (loss)	154	(46)
Total stockholders’ equity	61,536	61,392

Total liabilities and stockholders’ equity	$314,314	$290,095

See notes to consolidated financial statements

Madison County Financial, Inc.
Consolidated Statements of Income
Years Ended December 31, 2014 and 2013
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013

Interest and Dividend Income
Loans receivable, including fees	$11,132	$10,390
Investment securities - taxable	357	316
Investment securities - non-taxable	1,058	898
Other	46	64
Total interest income	12,593	11,668

Interest Expense
Deposits	1,533	1,504
Borrowings	258	218
Total interest expense	1,791	1,722

Net interest income	10,802	9,946
Provision for loan losses	1,245	1,250

Net Interest Income After Provision for Loan Losses	9,557	8,696

Other Income
Service charges on deposit accounts	275	222
ATM and credit card fees	157	136
Loan servicing income, net	222	214
Gain on sale of loans	426	548
Increase in surrender value of life insurance	195	152
Insurance commission income	447	458
Other income	95	126
Total other income	1,817	1,856

Other Expense
Salaries and employee benefits	4,209	3,855
Director fees and benefits	917	286
Net occupancy	549	530
Data processing fees	205	192
Professional fees	329	406
Advertising	131	130
Supplies	166	121
FDIC insurance premiums	134	134
Core deposit intangible amortization	135	156
Other expense	660	659
Total other expense	7,435	6,469

Income Before Income Tax Expense	3,939	4,083
Income tax expense	965	1,064
Net Income	$2,974	$3,019

Earnings Per Share:
Basic	$1.05	1.03
Diluted	1.05	1.03
Dividends Per Share	0.24	0.28

See notes to consolidated financial statements.

F-4

Madison County Financial, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014 and 2013
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013

Net Income	$2,974	$3,019

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities, net of taxes of $103 and $(159), for 2014 and 2013, respectively	200	(307)

Comprehensive Income	$3,174	$2,712

See notes to consolidated financial statements.

Madison County Financial, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014 and 2013
(Dollars in Thousands)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)	Equity

Balance, January 1, 2013	3,193,054	$32	$30,693	$(2,452)	$33,530	$261	$62,064

Net income					3,019		3,019
Other comprehensive loss						(307)	(307)
ESOP shares earned			72	102			174
Dividends paid ($0.28 per share)					(826)		(826)
Shares repurchased	(157,210)	(2)	(2,730)				(2,732)

Balance, December 31, 2013	3,035,844	30	28,035	(2,350)	35,723	(46)	61,392

Net income					2,974		2,974
Other comprehensive income						200	200
ESOP shares earned			86	102			188
Dividends paid ($0.24 per share)					(679)		(679)
Restricted Shares Issued	115,000	1	(1)				-
Stock Based Compensation			754				754
Shares repurchased	(178,862)	(2)	(3,291)				(3,293)

Balance, December 31, 2014	2,971,982	$29	$25,583	$(2,248)	$38,018	$154	$61,536

See notes to consolidated financial statements.

Madison County Financial, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013

Operating activities:
Net income	$2,974	$3,019
Items not requiring cash:
Provision for loan losses	1,245	1,250
Depreciation and amortization	201	202
Deferred income taxes	(753)	(590)
Investment securities amortization, net	4	36
Core deposit intangible amortization	135	156
Loans originated for sale in the secondary market	(15,591)	(25,379)
Proceeds from loan sales in the secondary market	16,177	25,761
Gain on loans sold	(426)	(548)
Increase in surrender value of life insurance	(195)	(152)
Stock based compensation expense	754	-
ESOP shares earned	188	174
Net change in:
Accrued interest receivable	(461)	38
Accrued interest payable	2	(7)
Other adjustments	76	641
Net cash provided by operating activities	4,330	4,601

Investing activities:
Net change in certificates of deposit	-	500
Purchases of investment securities available for sale	(2,477)	(5,148)
Proceeds from maturities of investment securities available for sale	3,000	3,400
Purchases of investment securities held to maturity	(5,491)	(14,954)
Proceeds from maturities of investment securities held to maturity	5,779	5,072
Purchase of FHLB stock	(1,770)	-
Proceeds from sale of FHLB stock	1,478	634
Net change in loans receivable	(23,001)	(18,438)
Purchases of premises and equipment	(140)	(127)
Purchases of BOLI	(1,500)	-
Net cash used in investing activities	(24,122)	(29,061)

Financing activities:
Net change in checking and money market savings accounts	5,330	12,447
Net change in certificates of deposit	(1,057)	(1,928)
Net change in short-term borrowings	18,800	13,000
Proceeds from FHLB advances	1,000	1,000
Repayment of FHLB advances	-	(300)
Repurchased shares	(3,293)	(2,732)
Dividends paid	(679)	(826)
Net cash provided by financing activities	20,101	20,661

Net Change in Cash and Cash Equivalents	309	(3,799)

Cash and Cash Equivalents, Beginning of Period	4,119	7,918

Cash and Cash Equivalents, End of Period	$4,428	$4,119

Additional Cash Flows Information:
Interest paid	$1,791	$1,729
Taxes paid	1,750	1,565
Due to broker	-	55

See notes to consolidated financial statements.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Conversion

Madison County Bank (the “Bank”), a wholly owned subsidiary of Madison County Financial, Inc. (the “Company”), is engaged in providing a full range of banking and financial services to individual and corporate customers in the areas surrounding Madison, Nebraska.  The Bank is subject to competition from other financial institutions.  The Company is subject to the regulation of the Federal Reserve Board.  The Bank is subject to the regulation of the Office of the Comptroller of the Currency (“OCC”) and both undergo periodic examinations by such authority.

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and fair values of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2014 and 2013, cash equivalents consisted primarily of interest earning demand deposits.

The Bank is required to maintain reserve funds in cash and/or deposit with the Federal Reserve Bank.  The reserves required at December 31, 2014 and 2013, were $0 and $0, respectively.

Effective July 21, 2010, the FDIC’s insurance limits were permanently increased to $250.  At December 31, 2014, cash and cash equivalents of $65 held at the Federal Home Loan Bank and $48 held at the Federal Reserve Bank, were not federally insured.

Certificates of Deposit

Certificates of deposit are carried at cost and mature within one to nine years.

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
December 31, 2014 and 2013
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

For all loan classes, interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.  There were no changes in the Company’s nonaccrual policy during the years ended December 31, 2014 and 2013.

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
December 31, 2014 and 2013
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
December 31, 2014 and 2013
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

Management periodically evaluates the FHLB stock for impairment.  Determination of whether the FHLB stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value.  The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLB and the length of time this situation has persisted; the ability of the FHLB to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLB.  Management believes that no impairment charge on FHLB of Topeka stock was necessary at December 31, 2014.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.  There were no foreclosed assets held for sale at December 31, 2014 or 2013.

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
December 31, 2014 and 2013
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

Stock Option Plan

The Company has a stock-based employee compensation plan, which is described more fully in Note 12.

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 2:	Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	December 31, 2014
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
Federal agencies	$9,261	$271	$(38)	$9,494
Total available for sale	9,261	271	(38)	9,494

Held to maturity:
State and municipal	34,012	551	(39)	34,524
Total held to maturity	34,012	551	(39)	34,524

Total investment securities	$43,273	$822	$(77)	$44,018

	December 31, 2013
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
U.S. Treasuries	$500	$-	$-	$500
Federal agencies	9,289	231	(301)	9,219
Total available for sale	9,789	231	(301)	9,719

Held to maturity:
State and municipal	34,144	140	(1,392)	32,892
Total held to maturity	34,144	140	(1,392)	32,892

Total investment securities	$43,933	$371	$(1,693)	$42,611

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The amortized cost and fair value of investment securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$383	$397	$1,345	$1,346
After one through five years	3,065	3,211	2,467	2,474
After five through ten years	3,682	3,766	5,051	5,152
After ten years	2,131	2,120	25,149	25,552

	$9,261	$9,494	$34,012	$34,524

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $6,798 and $5,560 at December 31, 2014 and 2013, respectively.

There were no sales of investment securities available for sale for the years ended December 31, 2014 and 2013.  The Company recorded no losses for the year ended December 31, 2014 on called investment securities.

Certain investments in debt securities have fair values at an amount less than their historical cost.  Total fair value of these investments at December 31, 2014 and 2013 was $5,768 and $24,933, which is approximately 13% and 59%, respectively, of the Company’s investment portfolio.  These declines primarily resulted from changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these investment securities are temporary.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Should the impairment of any of these investment securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Investment securities with unrealized losses at December 31, 2014 were as follows:
	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale- Federal agencies	$-	$-	$2,261	$(38)	$2,261	$(38)
Held to maturity- State and municipal	325	(1)	3,182	(38)	3,507	(39)
	$325	$(1)	$5,443	$(76)	$5,768	$(77)

Investment securities with unrealized losses at December 31, 2013 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale- Federal agencies	$5,462	$(250)	$449	$(51)	$5,911	$(301)
Held to maturity- State and municipal	18,354	(1,342)	668	(50)	19,022	(1,392)
	$23,816	$(1,592)	$1,117	$(101)	$24,933	$(1,693)

The unrealized losses on the Company’s investments in federal agencies and state and municipal securities were caused by interest rate increases.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 3:	Loans Receivable and Allowance for Losses

Categories of loans receivable include:

	December 31,
	2014	2013

Real estate:
Agricultural	$120,436	$110,533
Commercial and multi-family	19,059	19,751
One- to four-family residential	41,674	38,322
Agricultural and commercial non-real estate	68,049	57,661
Consumer	4,296	4,249
	253,514	230,516
Less
Allowance for losses	7,413	6,171

Total loans	$246,101	$224,345

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
December 31, 2014 and 2013
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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The following table presents by portfolio segment, the activity in the allowance for loan losses for the years ended December 31, 2014 and December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Year Ended December 31, 2014

Allowance for Loan Losses:
Balance, beginning of period	$3,340	$597	$510	$1,638	$86	$6,171
Provision for loan losses	659	(87)	121	529	23	1,245
Loans charged to the allowance	-	-	-	-	(3)	(3)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,999	$510	$631	$2,167	$106	$7,413

Year Ended December 31, 2013

Allowance for Loan Losses:
Balance, beginning of period	$2,585	$456	$467	$1,337	$96	$4,941
Provision for loan losses	755	141	63	301	(10)	1,250
Loans charged to the allowance	-	-	(20)	-	-	(20)
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,340	$597	$510	$1,638	$86	$6,171

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The following presents by portfolio segment, the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the year ended December 31, 2014 and December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

At December 31, 2014:

Allowance:
Ending balance	$3,999	$510	$631	$2,167	$106	$7,413
Ending balance: individually evaluated for impairment	$-	$111	$10	$-	$-	$121
Ending balance: collectively evaluated for impairment	$3,999	$399	$621	$2,167	$106	$7,292

Loans:
Ending balance	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514
Ending balance individually evaluated for impairment	$-	$120	$17	$-	$-	$137
Ending balance collectively evaluated for impairment	$120,436	$18,939	$41,657	$68,049	$4,296	$253,377

At December 31, 2013:

Allowance:
Ending balance	$3,340	$597	$510	$1,638	$86	$6,171
Ending balance: individually evaluated for impairment	$-	$148	$14	$-	$-	$162
Ending balance: collectively evaluated for impairment	$3,340	$449	$496	$1,638	$86	$6,009

Loans:
Ending balance	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516
Ending balance individually evaluated for impairment	$-	$148	$22	$-	$-	$170
Ending balance collectively evaluated for impairment	$110,533	$19,603	$38,300	$57,661	$4,249	$230,346

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Pass	$119,905	$18,929	$41,053	$67,787	$4,257	$251,931
Special Mention	117	10	431	10	21	589
Substandard	414	120	190	252	18	994
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514

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
December 31, 2014 and 2013
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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2014:
	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Past Due:
30-59 days	$-	$-	$882	$469	$-	$1,351
60-89 days	-	-	258	-	7	265
90 days or more	-	-	173	-	-	173
Total past due	-	-	1,313	469	7	1,789
Current	120,436	19,059	40,361	67,580	4,289	251,725

Total loans	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514

Nonaccrual loans	$-	$120	$174	$-	$11	$305
Loans past due 90 days and still accruing	-	-	173	-	-	173

	$-	$120	$347	$-	$11	$478

The following tables present the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2013:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Past Due:
30-59 days	$199	$-	$376	$52	$40	$667
60-89 days	296	-	171	24	-	491
90 days or more	-	-	-	-	2	2
Total past due	495	-	547	76	42	1,160
Current	110,038	19,751	37,775	57,585	4,207	229,356

Total loans	$110,533	$19,751	$38,322	$57,661	$4,249	$230,516

Nonaccrual loans	$123	$148	$112	$-	$17	$400
Loans past due 90 days and still accruing	-	-	-	-	2	2

	$123	$148	$112	$-	$19	$402

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014:
	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$120	$17	$-	$-	$137
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$120	$17	$-	$-	$137

Unpaid principal balance of impaired loans	$-	$120	$17	$-	$-	$137
Allowance for loan losses on impaired loans	-	111	10	-	-	121
Average recorded investment in impaired loans	-	131	19	-	-	150

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2013:
	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$148	$22	$-	$-	$170
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$148	$22	$-	$-	$170

Unpaid principal balance of impaired loans	$-	$148	$22	$-	$-	$170
Allowance for loan losses on impaired loans	-	148	14	-	-	162
Average recorded investment in impaired loans	-	46	28	-	-	74

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Interest income of $9 and $8 was recognized on impaired loans for the years ended December 31, 2014 and 2013.

There were no troubled debt restructurings at or during the years ended December 31, 2014 or 2013.

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage and other loans serviced for others were $73,364 and $68,785 at December 31, 2014 and 2013, respectively.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:
	December 31,
	2014	2013

Land	$339	339
Buildings and improvements	3,371	3,371
Furniture and equipment	1,816	1,752
Automobiles	72	72
Software	381	303
	5,979	5,837
Less accumulated depreciation	3,841	3,638
	$2,138	2,199

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 5:	Goodwill and Core Deposit Intangible

Goodwill was recognized in connection with the acquisition of First Capital Investment Company, Inc., the parent company of First National Bank of Albion, in November 2005.  Under FASB ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually or more frequently, if necessary.

As a result, goodwill of $481 was not impaired at either December 31, 2014 or 2013.

The gross carrying value and accumulated amortization of the core deposit intangibles related to the acquisition of First National Bank of Albion is presented below:
	December 31,
	2014	2013

Core deposit intangible	$3,094	$3,094
Accumulated depreciation	(2,575)	(2,440)
	$519	$654

The core deposit intangible is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Amortization expense on core deposit intangibles for the years ended December 31, 2014 and 2013 was $135 and $156, respectively.

Estimated amortization expense on core deposit intangibles for the next five years is as follows:

2015	119
2016	104
2017	91
2018	80
2019	71

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 6:	Deposits

	December 31,
	2014	2013

Non-interest bearing checking	$19,149	$19,932
Interest-bearing checking	116,715	113,922
Money market savings	48,824	45,504
Certificates and other time deposits of $100 or more	5,904	6,257
Other certificates and time deposits	19,387	20,091
Total deposits	$209,979	$205,706

At December 31, 2014, the scheduled maturities of time deposits are as follows:

2015	$18,231
2016	3,845
2017	1,932
2018	304
2019	979
$25,291

There were no brokered deposits at December 31, 2014 or 2013.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 7:	Borrowings

	December 31,
	2014	2013

Federal Home Loan Bank line of credit	$31,800	$13,000
Federal Home Loan Bank advances	8,000	7,000

Total borrowings	$39,800	$20,000

The Company has a line of credit with at the FHLB of Topeka which expires December 18, 2015.  The line of credit accrues interest at a variable rate (0.25% at December 31, 2014).  The maximum credit available is based on certain criteria including a percentage of assets limitation and an available collateral limitation.  Based on the statement received from the FHLB of Topeka, the additional borrowing capacity at December 31, 2014 was $37,013.

The Company has an unsecured line with another financial institution to purchase overnight federal funds.  The maximum amount of the established line is $24,710 and matures on May 31, 2015.  The line is subject to quarterly review as well as annual renewal, and terms may be altered in the event of a significant change in the Company’s financial condition.  The Company had no federal funds outstanding at December 31, 2014.

The Company has a line of credit with the FRB to obtain advances which matures on January 31, 2015.  FRB advances are secured by loans totaling $19,795 at December 31, 2014.  The maximum credit available from the FRB is $8,962 and is subject to an annual approval process and certain other restrictions.  The Company had no advances at December 31, 2014.

FHLB advances, at interest rates from 1.37% to 4.54% at December 31, 2014, are subject to restrictions or penalties in the event of prepayment.  FHLB advances and the line of credit are secured by a blanket lien on mortgage loans totaling $124,392 at December 31, 2014.

Maturities of FHLB advances were as follows at December 31, 2014:

2015	4,400
2016	200
2017	1,400
2018	1,000
2019	-
2020	1,000
$8,000

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 8:	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction.  With a few exceptions, the Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2011.

	Years Ended December 31,
	2014	2013

Income tax expense:
Currently payable - federal	$1,718	$1,654
Deferred - federal	(753)	(590)
	$965	$1,064

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 34%	$1,339	$1,388
Tax-exempt income	(347)	(299)
Cash surrender value of life insurance	(66)	(51)
Other	39	26
Actual tax expense	$965	$1,064

Effective tax rate	24.5%	26.1%

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	December 31,
	2014	2013

Assets:
Allowance for loan losses	$2,447	$2,024
Deferred compensation	596	537
Incentive compensation plans	134	-
Accrued vacation	98	93
Securities available for sale	-	24
Other	62	45
Total assets	3,337	2,723

Liabilities
Core deposit intangible	176	222
Stock in FHLB of Topeka	21	123
Prepaid expense	185	191
Depreciation	93	90
Mortgage servicing rights	50	19
Securities available for sale	79	-
Other	10	5
Total liabilities	614	650

	$2,723	$2,073

Retained earnings at December 31, 2014 and 2013 include approximately $610 for which no deferred income tax liability has been recognized.  This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only.  Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate.  The unrecorded deferred income tax liability on the above amount was approximately $207.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

Financial instruments whose contract amount represents credit risk as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013

Commitments to extend credit	$27,767	$25,655
Lines of credit, primarily commercial	20,975	22,218
Commercial letters of credit	1,043	794

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

The Company sells residential loans with limited recourse to the FHLB of Topeka under the Mortgage Partnership Finance Program.  The Company is obligated to repurchase certain loans sold that become delinquent as defined by the agreement.  At December 31, 2014 and 2013, these obligations were approximately $5,410 and $4,610.  Based upon a favorable payment history, the Company does not anticipate any significant losses on these residential loans under the agreement.  At December 31, 2014 and 2013, the reserve totaled $87 and $66, respectively.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2014 and 2013, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2014 and 2013, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual and required capital amounts and ratios are as follows:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2014:
Total capital
(to risk weighted assets)	$56,967	17.56%	25,948	8.00%	32,435	10.00%
Tier 1 capital
(to risk weighted assets)	52,871	16.30%	12,974	4.00%	19,461	6.00%
Tier 1 capital
(to average assets)	52,871	16.87%	12,538	4.00%	15,672	5.00%

As of December 31, 2013:
Total capital
(to risk weighted assets)	$53,182	18.31%	23,240	8.00%	29,050	10.00%
Tier 1 capital
(to risk weighted assets)	49,519	17.05%	11,620	4.00%	17,430	6.00%
Tier 1 capital
(to average assets)	49,519	17.15%	11,550	4.00%	14,438	5.00%

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  At December 31, 2014, approximately $4,691 of retained earnings were available for dividend declaration without prior regulatory approval.

Note 11:	Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to 100% of their compensation, subject to limitations prescribed by law.  The Company contributes 3% of the employee’s compensation.  Employer contributions charged to expense was $102 and $93 for the years ended December 31, 2014 and 2013, respectively.

The Company has a salary continuation plan for the benefit of certain executive officers.  The Bank is funding the agreement with variable rate life insurance policies.  The recorded obligation of $1,454 and $1,315 at December 31, 2014 and 2013, respectively, is included in other liabilities.  Expense of $140 and $152 was recorded for the years ended December 31, 2014 and 2013, respectively.  There were no payments made during the years ended December 31, 2014 and 2013, respectively.

In addition, the Company has a deferred compensation plan for the directors of the Company.  The recorded obligation of $297 and $265 at December 31, 2014 and 2013, respectively, is included in other liabilities.  Expense of $33 and $29 was recorded for the years ended December 31, 2014 and 2013, respectively.

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The ESOP shares as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013

Allocated shares	30,653	20,435
Unearned shares	224,791	235,009

Total ESOP shares	255,444	255,444

Fair value of unearned shares	$4,347	4,230

At December 31, 2014 and 2013, the fair value of the allocated shares held by the ESOP was $593 and $368, respectively.

Note 12:	Share Based Compensation

In November, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to officers, employees and directors.  The cost of the Plan is based on the fair value of the awards on the grant date.  The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date.  The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term.  These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate.  The cost of the awards is being recognized over the five-year vesting periods during which participants are required to provide services in exchange for the awards.  Certain officers and employees have seven-year vesting periods. Vesting began March 1, 2014, for directors and November 1, 2014, for certain other officers and employees.

Until such time as awards of stock are granted and vested or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares.  The maximum number of shares authorized under the plan is 447,027.  Total stock-based compensation expense for the year ended December 31, 2014 was $754, with a tax benefit recorded of $256.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Stock Options

The table below represents the stock option activity for the period shown:

		Weighted	Remaining
		average	contractual
	Options	exercise price	life (years)

Options outstanding at January 1, 2014	-	$-	-
Granted	288,000	17.10	10.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Options outstanding at December 31, 2014	288,000	$17.10	9.25

Options exercisable at December 31, 2014	44,530	$17.10	9.25

There were 288,000 stock options granted on February 14, 2014.

As of December 31, 2014, the Company had $550 of unrecognized compensation expense related to stock options.  The cost of the stock options will be amortized in monthly installments over the noted five-year and seven-year vesting periods, with the first vesting date of March 1, 2014, for directors and November 1, 2014, for certain other officers and employees.  Stock option expense for the year ended December 31, 2014 was $193, with a tax benefit recorded of $65.  The aggregate grant date fair value of the stock options was $743.  The total intrinsic value of options as of December 31, 2014 was $645.

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

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

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Non-vested at January 1, 2014	-	$-
Granted	115,000	17.10
Vested	(19,200)	17.10
Forfeited	-	-
Non-vested at December 31, 2014	95,800	$17.10

Restricted stock awards of 115,000 were granted on February 14, 2014.

As of December 31, 2014, the Company had $1,409 of unrecognized compensation expense related to restricted stock awards.  The cost of the restricted stock awards will be amortized in monthly installments over the five-year and seven-year vesting periods.  Restricted stock expense for the year ended December 31, 2014 was $561, with a tax benefit recorded of $191.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 13:	Earnings Per Share

The following table presents a summary of the basic and diluted earnings per share:

	Years Ended December 31,
	2014	2013
	(Dollars in Thousands except share
	and per share data)

Net income	$2,974	$3,019
Allocated to participating securities	(103)	-
Net income allocated to common stockholders	$2,871	$3,019

Weighted average common shares outstanding, gross	3,051,011	3,160,005
Less: Average unearned ESOP shares and participating securities	318,266	240,495
Weighted average common shares outstanding, net	2,732,745	2,919,510
Effect of diluted based awards	1,335	-
Weighted average shares and common stock equivalents	2,734,080	2,919,510

Income per common share:
Basic	$1.05	$1.03
Diluted	1.05	1.03

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	None	N/A

Note 14:	Related Party Transactions

The Company has entered into transactions with certain directors, executive officers and their affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The aggregate amount of loans to such related parties at December 31, 2014 and 2013 was $661 and $675, net of loans sold of $511 and $561, respectively.  Deposits from related parties held by the Company at December 31, 2014 and 2013 totaled $1,069 and $942, respectively.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 15:	Disclosures About Fair Value of Assets and Liabilities

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

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at  December 31, 2014 and 2013:

December 31, 2014 Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
Federal agencies	$9,494	$-	$9,494	$-
	$9,494	$-	$9,494	$-

	December 31, 2013 Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
U.S. Treasuries	$500	$500	$-	$-
Federal agencies	9,219	-	9,219	-
	$9,719	$500	$9,219	$-

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Nonrecurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2014

Impaired loans	$16	$-	$-	$16

December 31, 2013

Impaired loans	$8	$-	$-	$8

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
December 31, 2014 and 2013
(Dollars in Thousands)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At December 31, 2014:

Collateral-dependent	$16	Market comparable	Marketability discount	10%
impaired loans		properties

At December 31, 2013:

Collateral-dependent	$8	Market comparable	Marketability discount	10%
impaired loans		properties

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
December 31, 2014 and 2013
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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2014.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$4,428	$4,428	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	34,012	-	34,524	-
Loans held for sale	-	-	-	-
Loans, net	246,101	-	-	252,657
Stock in Federal Home Loan Bank of Topeka	1,791	-	1,791	-
Accrued interest receivable	4,268	-	4,268	-

Financial liabilities:
Deposits	209,979	184,688	-	25,333
Borrowings	39,800	-	39,906	-
Accrued interest payable	101	-	101	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2013.

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$4,119	$4,119	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	34,144	-	32,892	-
Loans held for sale	269	-	269	-
Loans, net	224,345	-	-	230,813
Stock in Federal Home Loan Bank of Topeka	1,472	-	1,472	-
Accrued interest receivable	3,807	-	3,807	-

Financial liabilities:
Deposits	205,706	179,358	-	26,429
Borrowings	20,000	-	20,274	-
Accrued interest payable	99	-	99	-

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Note 16:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2014	2013
Assets

Cash and cash equivalents	$7,340	$10,577
Investment in Bank	54,123	50,737
Other Assets	75	88

Total assets	$61,538	$61,402

Liabilities

Other liabilities	2	10

Total liabilities	2	10

Stockholders’ Equity	61,536	61,392

Total liabilities and stockholders’ equity	$61,538	$61,402

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Condensed Statements of Income and Comprehensive Income

	Years Ended December 31,
	2014	2013

Income - Dividends from Bank	$736	$874

Expenses
Other expenses	209	286

Total expenses	209	286

Income Before Income Tax and Equity in Undistributed Net Income of Subsidiaries	527	588

Income Tax Benefit	71	97

Income Before Equity in Undistributed Net Income of Subsidiaries	598	685

Equity in Undistributed Net Income of Subsidiaries	2,376	2,334

Net Income	$2,974	$3,019

Comprehensive Income	$3,174	$2,712

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2014	2013
Operating Activities
Net income	$2,974	$3,019
Items not providing cash	(2,239)	(2,258)

Net cash provided by operating activities	735	761

Financing Activities
Repurchased shares	(3,293)	(2,732)
Dividends paid	(679)	(826)

Net cash used in financing activities	(3,972)	(3,558)

Net Change in Cash and Cash Equivalents	(3,237)	(2,797)

Cash and Cash Equivalents at Beginning of Year	10,577	13,374

Cash and Cash Equivalents at End of Year	$7,340	$10,577

Note 17:	Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for annual periods beginning after December 31, 2014, and interim periods within annual periods beginning after December 15, 2015.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB, in joint cooperation with IASB, issued ASU 2014-09, Revenue from Contracts with Customers. The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion.  The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing. This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements.  The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on the Company’s consolidated financial statements.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation. This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  The objective of this update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs.  Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables.  The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA.  The amendments in this update are effective for annual reporting periods ending after December 15, 2015 and interim periods beginning after December 15, 2015.  An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method.  For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption.  For the modified retrospective transition, an entity should apply the amendments in the update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption.  Prior periods should not be adjusted.  However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04.  Early adoption, including adoption in an interim period, is permitted if the entity already has adopted update 2014-04.  The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. For example, the presence of a fixed-price, noncontingent redemption option held by the investor in a convertible preferred stock contract is not, in and of itself, determinative in the evaluation of whether the nature of the host contract is more akin to a debt instrument or more akin to an equity instrument. Rather, the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument.

The effects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, Pushdown Accounting.  The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.

An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting.

The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU, 2015-1, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The Board issued this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

1.
Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

2.
Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

Madison County Financial, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Dollars in Thousands)

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

For an entity that prospectively applies the guidance, the only required transition disclosure will be to disclose, if applicable, both the nature and the amount of an item included in income from continuing operations after adoption that adjusts an extraordinary item previously classified and presented before the date of adoption. An entity retrospectively applying the guidance should provide the disclosures in paragraphs 250-10-50-1 through 50-2.   Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison County Financial, Inc.

Date: March 27, 2015	By:	/s/ David J. Warnemunde
David J. Warnemunde President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David J. Warnemunde	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015
David J. Warnemunde

/s/ Brenda L. Borchers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2015
Brenda L. Borchers

/s/ Jon Moyer	Director	March 27, 2015
Jon Moyer

/s/ David D. Warnemunde	Director	March 27, 2015
David D. Warnemunde

/s/ Daniel Tunink	Director	March 27, 2015
Daniel Tunink

/s/ Ivan J. Beller	Director	March 27, 2015
Ivan J. Beller

/s/ Warren R. Blank	Director	March 27, 2015
Warren R. Blank

/s/ James R. Becker	Director	March 27, 2015
James R. Becker

60

EXHIBIT INDEX

3.1	Articles of Incorporation of Madison County Financial, Inc. *
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
10.12      Madison County Bank Employee Stock Ownership Plan*
10.13      Madison County Financial, Inc. 2013 Equity Incentive Plan **
10.14      Incentive Stock Option Agreement ***
10.15       Non-Qualified Stock Option Agreement***
10.16      Director Stock Option Agreement***
10.17      Employee Restricted Stock Award***
10.18      Director Restricted Stock Award***
21	Subsidiaries of Registrant
23	Consent of Independent Auditor
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

61