Form 10-Q
period 2015-03-31
Madison County Financial, Inc.
filed 2015-05-14
CIK 1547635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, 2,966,982 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.
Form 10-Q

Part I. – Financial Information
Item 1.     Financial Statements

Madison County Financial, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$2,475	$4,315
Interest-earning demand accounts	108	113
Cash and cash equivalents	2,583	4,428
Certificates of deposit	1,000	1,000
Investment securities:
Available for sale, at fair value	10,167	9,494
Held to maturity, at amortized cost (fair value of $37,008 and $34,524, respectively)	36,455	34,012
Loans held for sale	893	-
Loans receivable, net of allowance for losses of $7,801 and $7,413, respectively	238,098	246,101
Stock in Federal Home Loan Bank (“FHLB”) of Topeka	788	1,791
Premises and equipment, net	2,111	2,138
Bank-owned life insurance (“BOLI”)	6,495	6,445
Accrued interest receivable	2,899	4,268
Core deposit intangible	489	519
Goodwill	481	481
Other assets	3,822	3,637

Total assets	$306,281	$314,314

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$225,503	$209,979
Borrowings	13,200	39,800
Accrued interest payable	94	101
Other liabilities	5,060	2,898
Total liabilities	243,857	252,778

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value per share:
Issued and outstanding - 2,966,982 and 2,971,982 respectively	29	29
Additional paid in capital	25,654	25,583
Unearned employee stock ownership plan (ESOP)	(2,222)	(2,248)
Retained earnings	38,763	38,018
Accumulated other comprehensive income	200	154
Total stockholders’ equity	62,424	61,536

Total liabilities and stockholders’ equity	$306,281	$314,314

See notes to condensed consolidated financial statements

Madison County Financial, Inc.
Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,897	$2,679
Investment securities - taxable	89	87
Investment securities - non-taxable	275	258
Other	17	8
Total interest income	3,278	3,032

Interest Expense
Deposits	388	381
Borrowings	57	56
Total interest expense	445	437

Net interest income	2,833	2,595
Provision for loan losses	385	285

Net Interest Income After Provision for Loan Losses	2,448	2,310

Other Income
Service charges on deposit accounts	58	59
ATM and credit card fees	40	35
Loan servicing income, net	40	56
Gain on sale of loans	178	91
Increase in surrender value of life insurance	50	43
Insurance commission income	93	86
Other income	21	14
Total other income	480	384

Other Expense
Salaries and employee benefits	1,168	1,086
Director fees and benefits	113	388
Net occupancy	129	125
Data processing fees	40	45
Professional fees	146	136
Advertising	29	26
Supplies	30	37
FDIC insurance premiums	37	33
Core deposit intangible amortization	30	34
Other expense	224	148
Total other expense	1,946	2,058

Income Before Income Tax Expense	982	636
Income tax expense	237	121
Net Income	$745	$515

Earnings Per Share:
Basic	$0.27	$0.18
Diluted	0.27	0.18
Dividends Per Share	-	-

See notes to condensed consolidated financial statements.

2

Madison County Financial, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)

Net Income	$745	$515

Other Comprehensive Income

Unrealized gains on available-for-sale securities, net of tax expense of $23 and $43, for 2015 and 2014, respectively	46	82

Comprehensive Income	$791	$597

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders’
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)	Equity

Balance, January 1, 2015	2,971,982	$29	$25,583	$(2,248)	$38,018	$154	$61,536

Net income					745		745
Other comprehensive income						46	46
ESOP shares earned			32	26			58
Stock Based Compensation			122				122
Tax benefit related to Stock Based Compensation			16				16
Shares repurchased	(5,000)	-	(99)				(99)

Balance, March 31, 2015	2,966,982	29	25,654	(2,222)	38,763	200	62,424

Balance, January 1, 2014	3,035,844	$30	$28,035	$(2,350)	$35,723	$(46)	$61,392

Net income					515		515
Other comprehensive income						82	82
ESOP shares earned			19	25			44
Restricted Shares Issued	115,000	1	(1)
Stock Based Compensation			390				390
Shares repurchased	(74,362)	(1)	(1,318)				(1,319)

Balance, March 31, 2014	3,076,482	$30	$27,125	$(2,325)	$36,238	$36	$61,104

See notes to consolidated financial statements.

Madison County Financial, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating activities:
Net income	$745	$515
Items not requiring cash:
Provision for loan losses	385	285
Depreciation and amortization	50	53
Investment securities amortization, net	1	1
Core deposit intangible amortization	30	34
Loans originated for sale in the secondary market	(7,676)	(3,555)
Proceeds from loan sales in the secondary market	6,910	3,737
Gain on loans sold	(178)	(91)
Increase in surrender value of life insurance	(50)	(43)
Stock based compensation	122	390
ESOP shares earned	58	44
Net change in:
Accrued interest receivable	1,369	1,162
Accrued interest payable	(7)	(2)
Other adjustments	800	573
Net cash provided by operating activities	2,559	3,103

Investing activities:
Purchases of investment securities available for sale	(1,905)	(1,500)
Proceeds from maturities of investment securities available for sale	1,300	-
Purchases of investment securities held to maturity	(1,993)	(854)
Proceeds from maturities of investment securities held to maturity	758	1,060
Purchase of FHLB Stock	(95)	-
Proceeds from redemption of FHLB stock	1,111	272
Net change in loans receivable	7,618	7,373
Purchases of premises and equipment	(23)	(18)
Purchase of bank-owned life insurance	-	(1,500)
Net cash provided by investing activities	6,771	4,833

Financing activities:
Net change in checking and money market savings accounts	14,748	10,279
Net change in certificates of deposit	776	(615)
Net change in short-term borrowings	(23,600)	(13,000)
Repayment of FHLB advances	(3,000)	-
Repurchased shares	(99)	(1,319)
Net cash used in financing activities	(11,175)	(4,655)

Net Change in Cash and Cash Equivalents	(1,845)	3,281

Cash and Cash Equivalents, Beginning of Period	4,428	4,119

Cash and Cash Equivalents, End of Period	$2,583	$7,400

Additional Cash Flows Information:
Interest paid	$395	$439
Taxes paid	-	23

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

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 27, 2015. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015, are not necessarily indicative of the results which may be expected for the year ending December 31, 2015.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Unaudited, Dollars in Thousands except share and per share data)

Net income	$745	$515
Allocated to participating securities	(25)	(10)
Net income allocated to common stockholders	$720	$505

Weighted average common shares outstanding, gross	2,968,593	3,082,335
Less: Average unearned ESOP shares and participating securities	314,764	(287,958)
Weighted average common shares outstanding, net	2,653,829	2,794,377
Effect of diluted based awards	27,233	-
Weighted average shares and common stock equivalents	2,681,062	2,794,377

Income per common share:
Basic	$0.27	$0.18
Diluted	0.27	0.18

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	288,000

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Note 4: Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value
	(Unaudited)
Available for sale:
Federal agencies	$9,865	$317	$(15)	$10,167
Total available for sale	9,865	317	(15)	10,167

Held to maturity:
State and municipal	36,455	588	(35)	37,008
Total held to maturity	36,455	588	(35)	37,008

Total investment securities	$46,320	$905	$(50)	$47,175

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

Available for sale:
Federal agencies	$9,261	$271	$(38)	$9,494
Total available for sale	9,261	271	(38)	9,494

Held to maturity:
State and municipal	34,012	551	(39)	34,524
Total held to maturity	34,012	551	(39)	34,524

Total investment securities	$43,273	$822	$(77)	$44,018

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The amortized cost and fair value of investment securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)

Within one year	$382	$393	$1,400	$1,401
After one through five years	4,468	4,626	2,922	2,932
After five through ten years	3,384	3,512	5,877	5,998
After ten years	1,631	1,636	26,256	26,677

	$9,865	$10,167	$36,455	$37,008

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $7,288 at March 31, 2015 (unaudited) and $6,798 at December 31, 2014.

There were no sales of investment securities available for sale for the three months ended March 31, 2015 and 2014 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 (unaudited) and December 31, 2014 was $4,380 and $5,768, which is approximately 9% and 13%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Investment securities with unrealized losses at March 31, 2015 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Unaudited)
Available for sale-
Federal agencies	$369	$(2)	$1,486	$(13)	$1,855	$(15)
Held to maturity-
State and municipal	1,047	(6)	1,478	(29)	2,525	(35)

	$1,416	$(8)	$2,964	$(42)	$4,380	$(50)

Investment securities with unrealized losses at December 31, 2014 were as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available for sale-
Federal agencies	$-	$-	$2,261	$(38)	$2,261	$(38)
Held to maturity-
State and municipal	325	(1)	3,182	(38)	3,507	(39)

	$325	$(1)	$5,443	$(76)	$5,768	$(77)

The unrealized losses on the Company’s investments in federal agencies and state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. There were no changes in the Company’s nonaccrual policy during the three month-end periods ended March 31, 2015 and 2014 (unaudited).

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

Categories of loans receivable include:

	March 31, 2015	December 31, 2014
	(Unaudited )
Real estate:
Agricultural	$119,919	$120,436
Commercial and multi-family	18,504	19,059
One- to four-family residential	41,885	41,674
Agricultural and commercial non-real estate	61,595	68,049
Consumer	3,996	4,296
	245,899	253,514
Less
Allowance for losses	7,801	7,413

Total loans	$238,098	$246,101

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2015, and 2014:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total
	(Unaudited, in Thousands)
Three Months Ended March 31, 2015

Allowance for Loan Losses:
Balance, beginning of period	$3,999	$510	$631	$2,167	$106	$7,413
Provision for loan losses	381	(119)	(16)	145	(6)	385
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	3	3

Balance, end of period	$4,380	$391	$615	$2,312	$103	$7,801

Three Months Ended March 31, 2014

Allowance for Loan Losses:
Balance, beginning of period	$3,340	$597	$510	$1,638	$86	$6,171
Provision for loan losses	317	5	119	(153)	(3)	285
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,657	$602	$629	$1,485	$83	$6,456

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents by portfolio segment, allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2015 and December 31, 2014:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total

At March 31, 2015 (Unaudited)

Allowance:
Ending balance	$4,380	$391	$615	$2,312	$103	$7,801
Ending balance individually evaluated for impairment	$-	$-	$7	$-	$-	$7
Ending balance collectively evaluated for impairment	$4,380	$391	$608	$2,312	$103	$7,794

Loans:
Ending balance	$119,919	$18,504	$41,885	$61,595	$3,996	$245,899
Ending balance individually evaluated for impairment	$-	$-	$16	$-	$-	$16
Ending balance collectively evaluated for impairment	$119,919	$18,504	$41,869	$61,595	$3,996	$245,883

At December 31, 2014

Allowance:
Ending balance	$3,999	$510	$631	$2,167	$106	$7,413
Ending balance individually evaluated for impairment	$-	$111	$10	$-	$-	$121
Ending balance collectively evaluated for impairment	$3,999	$399	$621	$2,167	$106	$7,292

Loans:
Ending balance	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514
Ending balance individually evaluated for impairment	$-	$120	$17	$-	$-	$137
Ending balance collectively evaluated for impairment	$120,436	$18,939	$41,657	$68,049	$4,296	$253,377

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2015:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total
	(Unaudited, in Thousands)

Pass	$119,392	$18,504	$41,270	$61,480	$3,964	$244,610
Special Mention	116	-	427	8	15	566
Substandard	411	-	188	107	17	723
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$119,919	$18,504	$41,885	$61,595	$3,996	$245,899

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total

Pass	$119,905	$18,929	$41,053	$67,787	$4,257	$251,931
Special Mention	117	10	431	10	21	589
Substandard	414	120	190	252	18	994
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514

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

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of March 31, 2015:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total
	(Unaudited, in Thousands)
Past Due:
30-59 days	$261	$-	$675	$859	$16	$1,811
60-89 days	-	-	111	-	1	112
90 days or more	-	-	-	-	2	2
Total past due	261	-	786	859	19	1,925
Current	119,658	18,504	41,099	60,736	3,977	243,974

Total loans	$119,919	$18,504	$41,885	$61,595	$3,996	$245,899

Nonaccrual loans	$-	$-	$188	$-	$10	$198
Loans past due 90 days and still accruing	-	-	-	-	2	2

	$-	$-	$188	$-	$12	$200

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of December 31, 2014:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total

Past Due:
30-59 days	$-	$-	$882	$469	$-	$1,351
60-89 days	-	-	258	-	7	265
90 days or more	-	-	173	-	-	173
Total past due	-	-	1,313	469	7	1,789
Current	120,436	19,059	40,361	67,580	4,289	251,725

Total loans	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514

Nonaccrual loans	$-	$120	$174	$-	$11	$305
Loans past due 90 days and still accruing	-	-	173	-	-	173

	$-	$120	$347	$-	$11	$478

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

The following table presents impaired loans and specific valuation allowance based on class level at March 31, 2015:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total
	(Unaudited, in Thousands)

Impaired loans with an allowance for loan losses	$-	$-	$16	$-	$-	$16
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$16	$-	$-	$16

Unpaid principal balance of impaired loans	$-	$-	$16	$-	$-	$16
Allowance for loan losses on impaired loans	-	-	7	-	-	7

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents average impaired loans based on class level for the three months ended March 31, 2015 and 2014:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total
	(Unaudited, in Thousands)

Three Months Ended March 31, 2015

Average recorded investment in impaired loans	$-	$60	$16	$-	$-	$76
Interest income recognized on impaired loans	$-	$4	$-	$-	$-	$4

Three Months Ended March 31, 2014

Average recorded investment in impaired loans	$-	$141	$20	$-	$-	$161
Interest income recognized on impaired loans	$-	$3	$1	$-	$-	$4

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014:

	Real Estate
	Agricultural	Commercial and Multi-Family	One- to Four-Family Residential	Agricultural and Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$120	$17	$-	$-	$137
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$120	$17	$-	$-	$137

Unpaid principal balance of impaired loans	$-	$120	$17	$-	$-	$137
Allowance for loan losses on impaired loans	-	111	10	-	-	121
Average recorded investment in impaired loans	-	131	19	-	-	150

During the three months ended March 31, 2015 and 2014 (unaudited), there were no new restructurings classified as troubled debt restructurings. At March 31, 2015 and 2014 (unaudited), there were no such loans restructured within the last twelve months that were in default.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

	March 31, 2015 Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)

Available for sale:
Federal agencies	$10,167	-	$10,167	$-
	$10,167	$-	$10,167	$-

	December 31, 2014 Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale:
Federal agencies	$9,494	$-	$9,494	$-
	$9,494	$-	$9,494	$-

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

The following tables present the fair value measurements of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

	Fair Value Measurements Using
Assets	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015 (Unaudited)

Impaired loans	$9	$-	$-	$9

December 31, 2014

Impaired loans	$16	$-	$-	$16

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

At March 31, 2015: (Unaudited)

Collateral-dependent	$9	Market comparable	Marketability discount	10%
impaired loans		properties

At December 31, 2014:

Collateral-dependent	$16	Market comparable	Marketability discount	10%
impaired loans		properties

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2015:

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)

Financial assets:
Cash and cash equivalents	$2,583	$2,583	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	36,455	-	37,008	-
Loans held for sale	893	-	893	-
Loans, net	238,098	-	-	245,614
Stock in Federal Home Loan Bank of Topeka	788	-	788	-
Accrued interest receivable	2,899	-	2,899	-

Financial liabilities:
Deposits	225,503	199,436	-	26,157
Borrowings	13,200	-	13,321	-
Accrued interest payable	94	-	94	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2014:

	Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and cash equivalents	$4,428	$4,428	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	34,012	-	34,524	-
Loans held for sale	-	-	-	-
Loans, net	246,101	-	-	252,657
Stock in Federal Home Loan Bank of Topeka	1,791	-	1,791	-
Accrued interest receivable	4,268	-	4,268	-

Financial liabilities:
Deposits	209,979	184,688	-	25,333
Borrowings	39,800	-	39,906	-
Accrued interest payable	101	-	101	-

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands, except share and per share data)

Note 7: Share Based Compensation (Unaudited)

In November, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to officers, employees and directors. The cost of the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards is being recognized over the five-year vesting periods during which participants are required to provide services in exchange for the awards. Certain officers and employees have seven-year vesting periods. Vesting began March 1, 2014 for directors and November 1, 2014 for certain other officers and employees.

Until such time as awards of stock are granted and vested or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 447,027. Total stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $122 and $390, respectively.

Stock Options

The table below represents the stock option activity for the periods shown:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractural Term	Aggregate Instrinic Value

Options outstanding at January 1, 2015	288,000	$17.10	9.25
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Options outstanding at March 31, 2015	288,000	$17.10	9.00	$1,627

Options exercisable at March 31, 2015	77,350	$17.10	9.00	$437

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands, except share and per share data)

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractural Term	Aggregate Instrinic Value

Options outstanding at January 1, 2014	-	$-	-
Granted	288,000	17.10	10.00
Exercised	-	-	-
Forfeited or expired	-	-	-

Options outstanding at March 31, 2014	288,000	$17.10	10.00	$259

Options exercisable at March 31, 2014	32,820	$17.10	10.00	$29

As of March 31, 2015, the Company had $518 of unrecognized compensation expense related to stock options. The cost of the stock options will be amortized in monthly installments over the noted five-year and seven-year vesting periods, with the first vesting date of March 1, 2014 for directors, and November 1, 2014 for certain other officers and employees. There were 32,820 stock options that vested in the three months ended March 31, 2015, and 32,820 stock options that vested in the three months ended March 31, 2014. Stock option expense for the three months ended March 31, 2015 and 2014 were $32 and $98, respectively. The aggregate grant date fair value of the stock options granted in 2014 was $743.

The fair value of the Company’s stock options granted in 2014 was determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

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

The table below represents the restricted stock award activity for the period shown:

	Service-Based Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2015	95,800	$17.10
Granted	-	-
Vested	(14,840)	17.10
Forfeited	-	-
Non-vested at March 31, 2015	80,960	$17.10

As of March 31, 2015, the Company had $1,319 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year and seven-year vesting periods. Restricted stock expense for the three months ended March 31, 2015 and 2014 was $90 and $291, respectively.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. Adoption of this ASU did not have a significant effect on the Company’s financial position or results of operations.

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

Note 9: Subsequent Events - Entry Into Material Agreements

On May 12, 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which the Company will acquire Winside Bancshares Incorporated (“Winside Bancshares”), the parent company of Winside State Bank, a Nebraska-chartered bank, with its sole banking office located in Winside, Nebraska. The acquisition will be effected by the merger of Winside Bancshares with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the effective time of the Merger, Winside State Bank will be merged with and into Madison County Bank with Madison County Bank as the surviving entity, and Winside State Bank’s office will become a branch office of Madison County Bank.

At the effective time of the Merger, each share of common stock of Winside Bancshares will be converted into the right to receive 143.61 shares of common stock of the Company, with cash paid in lieu of fractional shares. Based upon the 1,370 outstanding shares of Winside Bancshares, at the effective time of the Merger, MCFI will issue 196,745 shares of its common stock for 100% of the common stock of Winside Bancshares. Based upon the average closing price of the Company’s common stock for the 20 trading days ended on May 8, 2015 ($21.76), the transaction was valued at $4.28 million in the aggregate. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes.

On May 12, 2015, the Company also entered into a Stock Purchase Agreement (the “Agency Acquisition Agreement”) pursuant to which the Company will acquire 100% of the outstanding common stock (the “Agency Acquisition”) of Warnemunde Insurance & Real Estate Agency, Inc., a licensed insurance agency engaged in the business of property and casualty and life insurance with its office located in the banking office of Winside State Bank (the “Agency”).

At the effective time of the Agency Acquisition it is expected that the Company will contribute the stock of the Agency to Madison County Bank so that the Agency becomes a wholly owned subsidiary of Madison County Bank.

At the effective time of the Agency Acquisition, each share of common stock of the Agency will be converted into the right to receive 344.67 shares of the Company. Based upon the 100 outstanding shares of the Agency, at the effective time of the Agency Acquisition, the Company will issue 34,467 shares of its common stock for 100% of the common stock of the Agency. Based upon the average closing price of the Company’s common stock for the 20 trading days ended on May 8, 2015 ($21.76), the transaction was valued at $750,000 in the aggregate.

Further details relating to the Merger and the Agency Acquisition have been previously disclosed by the Company on a Current Report on Form 8-K filed with the SEC on May 13, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Madison County Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 27, 2015.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets decreased $8.0 million, or 2.6%, to $306.3 million at March 31, 2015, from $314.3 million at December 31, 2014. The decrease was due primarily to decreases in cash and cash equivalents, net loans, interest receivable and investment in Federal Home Loan Bank stock, offset by increases in investment securities. The decrease in net loans and interest receivable resulted primarily from normal seasonal pay-downs from our farming customers and normal annual loan payments on agricultural real estate. Investment securities increased as we used the funds received from the pay-downs to purchase these securities.

Net loans decreased $8.0 million, or 3.3%, to $238.1 million at March 31, 2015 from $246.1 million at December 31, 2014. Agricultural and commercial non-real estate loans decreased $6.5 million, or 9.5%, to $61.6 million at March 31, 2015, from $68.0 million at December 31, 2014. The decrease in agricultural non-real estate loans resulted from seasonal loan pay-downs relating primarily to the cash flow cycle of our farming customers. Agricultural real estate, commercial and multi-family real estate and consumer loans decreased $1.4 million, or 0.95%, to $142.4 million at March 31, 2015, from $143.8 million at December 31, 2014. One- to-four family real estate increased $211,000, or 0.5%, to $41.9 million at March 31, 2015 from $41.7 million at December 31, 2014.

Investment securities classified as available for sale increased $673,000, or 7.1%, to $10.2 million at March 31, 2015, from $9.5 million at December 31, 2014. Investment securities classified as held to maturity increased $2.4 million, or 7.2%, to $36.5 million at March 31, 2015, from $34.0 million at December 31, 2014. Agricultural loan customers paid down lines of credit in the first quarter of 2015 and the funds received from these repayments were used to purchase investment securities. Investment in Federal Home Loan Bank stock decreased $1.0 million, or 56.0%, to $788,000 at March 31, 2015, from $1.8 million at December 31, 2014, due to the Federal Home Loan Bank of Topeka’s repurchase of our excess Class A and Class B common stock.

Accrued interest receivable on investment securities, certificates of deposit owned and loans decreased $1.4 million, or 32.1%, to $2.9 million at March 31, 2015, from $4.3 million at December 31, 2014, due primarily to the timing of interest payments due on our loans.

Deposits increased $15.5 million, or 7.4%, to $225.5 million at March 31, 2015 from $210.0 million at December 31, 2014, due primarily to net increase in core deposits and an increase in certificates of deposit. Interest-bearing checking and money market savings accounts increased $12.0 million, or 10.3%, and $3.6 million, or 7.3%, respectively, and noninterest-bearing checking accounts decreased $868,000, or 4.5%. This net increase in our core deposits was due primarily to the cash flow cycle of our farming customers and an overall increase in the number of accounts. Certificates and time deposits increased $776,000, or 3.1%, to $26.1 million at March 31, 2015, from $25.3 million at December 31, 2014.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and, as needed, to a lesser extent from the Bankers’ Bank of the West. Our borrowings decreased $26.6 million, or 66.8%, to $13.2 million at March 31, 2015, from $39.8 million at December 31, 2014, resulting from a $3.0 million decrease in advances and a $23.6 million decrease in short-term borrowings. We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.

Total stockholders’ equity increased $888,000, or 1.4%, to $62.4 million at March 31, 2015, from $61.5 million at December 31, 2014. The increase resulted primarily from net income of $745,000 and a $122,000 increase in additional paid-in capital related to stock compensation expense for grants of options and restricted stock.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income increased $230,000, or 44.7%, to $745,000 for the three months ended March 31, 2015, from $515,000 for the three months ended March 31, 2014. The increase was due primarily from an increase in interest income and noninterest income and a decrease in noninterest expense, offset by an increase in interest expense, provision for loan losses, and income tax expense during the 2015 quarter.

Interest and Dividend Income. Interest and dividend income increased $246,000, or 8.1%, to $3.3 million for the quarter ended March 31, 2015, from $3.0 million for the quarter ended March 31, 2014. The increase reflected an increase in average interest-earning assets to $296.3 million for the 2015 quarter compared to $275.9 million for the 2014 quarter, and an increase in the average yield on interest-earning assets to 4.49% during the 2015 quarter from 4.46% during the 2014 quarter.

Interest income and fees on loans increased $218,000, or 8.1%, to $2.9 million for the three months ended March 31, 2015, from $2.7 million for the three months ended March 31, 2014. This was a result of a $24.3 million increase in average loans outstanding, to $249.7 million for the quarter ended March 31, 2015, from $225.4 million for the quarter ending March 31, 2014, offset by a decrease in the average yield on loans to 4.70% during the 2015 quarter from 4.82% during the 2014 quarter. Interest income on non-taxable investment securities increased $17,000, or 6.6%, to $275,000 for the 2015 quarter from $258,000 for the 2014 quarter, reflecting a $226,000 increase in the average balance of these securities to $31.9 million for the quarter ended March 31, 2015, from $31.7 million for the quarter ended March 31, 2014, and an increase in the average yield on such securities to 3.49% from 3.30%, quarter to quarter.

Interest Expense. Interest expense increased $8,000, or 1.8%, to $445,000 for the three months ended March 31, 2015, from $437,000 for the three months ended March 31, 2014. The average balance of interest-bearing liabilities increased $18.9 million, or 9.2%, to $224.4 million for the quarter ending March 31, 2015, from $205.5 million for the quarter ending March 31, 2014, offset by a 6 basis point decrease in the average rate paid on interest-bearing liabilities during the 2015 quarter to 0.80% compared to 0.86% during the 2014 quarter.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Interest expense on interest-bearing deposits decreased $7,000, or 1.8%, to $388,000 for the quarter ended March 31, 2015, from $381,000 for the quarter ended March 31, 2014, as the average balance of these deposits increased to $202.0 million for the 2015 quarter from $197.7 million for the 2014 quarter. Interest expense on borrowings increased $1,000, or 1.8%, to $57,000 for the three months ended March 31, 2015 from $56,000 for the three months ended March 31, 2014, reflecting an increase of $14.5 million, or 186.7% increase in the average balance of borrowings to $22.3 million for the 2015 quarter from $7.8 million for the 2014 quarter, offset by a decrease in the rate paid on borrowings to 1.04% from 2.92%, quarter to quarter.

Net Interest Income. Net interest income increased $238,000, or 9.2%, to $2.8 million for the three months ended March 31, 2015, from $2.6 million for the three months ended March 31, 2014. This increase reflected a $1.5 million increase in our average net interest-earning assets, to $71.9 million for the 2015 period from $70.4 million for the 2014 period, and an increase in our net interest rate spread to 3.69% for the 2015 quarter from 3.60% for the 2014 quarter, and an increase in our net interest margin to 3.88% for the 2015 quarter from 3.81% for the 2014 quarter. The increase in our average net interest earning assets resulted primarily from the investment and earnings into loans and investment securities. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 132.1% for the 2015 quarter from 134.3% for the 2014 quarter. The increase in our net interest rate spread and net interest margin reflected the 3 basis point increase in the average yield on our interest-earning assets and a 6 basis point decrease in the average cost of our interest-bearing liabilities, quarter to quarter.

Provision for Loan Losses. We recorded a provision for loan losses of $385,000 for the three months ended March 31, 2015, which was an increase of $100,000, or 35.1%, from our provision of $285,000 for the three months ended March 31, 2014. The increase in our provision resulted from various factors which necessitate upward adjustments in the allowance for loan losses. Agricultural real estate loans comprise 50.4% of net loans receivable at March 31, 2015, and management’s belief that an asset bubble in agricultural real estate formed due to the increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline noted in 2013 and 2014 in gross operating income on most farming operations. In addition, there are no longer any ethanol subsidies paid by the Federal Government. Furthermore, in October, 2013 the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity. This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and their ability to pay loans owed to us which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to loans owed to us. Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people. The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us. The elimination of “direct payments” was taken into account by the Company’s management as part of the methodology for estimating allowances.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

The provision for loan losses for the three months ended March 31, 2015 reflected net recoveries of $3,000 compared to no recoveries for the three months ended March 31, 2014. There were no charge-offs for the three months ended March 31, 2015 and 2014, respectively. The allowance for loan losses was $7.8 million, or 3.2% of total loans, at March 31, 2015, compared to $6.5 million, or 2.9% of total loans, at March 31, 2014. Total nonperforming loans were $200,000 at March 31, 2015, compared to $408,000 at March 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 3,900% at March 31, 2015, compared to 1,582% at March 31, 2014.

Other Income. Other income increased $96,000, or 25.0%, to $480,000 for the three months ended March 31, 2015, from $384,000 for the three months ended March 31, 2014. The increase was due primarily to an $87,000 increase in gain on sale of loans, resulting from an increase in the volume of loans sold, quarter to quarter.

Other Expense. Other expense decreased $112,000, or 5.4%, to $1.9 million for the three months ended March 31, 2015, from $2.1 million for the three months ended March 31, 2014, due primarily to a $268,000 decrease in stock-based compensation, offset by a net increase of $82,000 in salaries and employee benefits, due to normal annual salary increases, and the hiring of a Credit Analyst, and a $50,000 increase in other expenses due to the increase in the provision for secondary market exposure and overdraft losses. Stock-based compensation expense was higher in 2014 due to the implementation of our equity-based incentive plan and the immediate vesting of certain equity-based incentives.

Income Tax Expense. The provision for income taxes was $237,000 for the three months ended March 31, 2015, compared to $121,000 for the three months ended March 31, 2014, reflecting an increase in pretax income. Our effective tax rate was 24.1% for the quarter ended March 31, 2015, compared to 19.0% for the quarter ended March 31, 2014. This difference resulted primarily from the increase in net income.

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

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.6 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $6.8 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively, principally due to a decrease in loans receivable, the redemption of FHLB Stock, and the purchases of investment securities in excess of maturities. Net cash used in financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings and dividends paid, was $11.2 million and $4.7 million for the three months ended March 31, 2015 and 2014, respectively, and resulted primarily from a decrease in borrowings and the repayment of FHLB advances, offset by an increase in deposits.

At March 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $54.2 million, or 16.9% of adjusted total assets, which is above the required level of $19.2 million, or 6.0%; and total risk-based capital of $58.2 million, or 18.2% of risk-weighted assets, which is above the required level of $25.6 million, or 8.0%. Accordingly Madison County Bank was categorized as well capitalized at March 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

In July 2013, the OCC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised, which the Bank exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Bank on January 1, 2015, and did not have a significant effect on the Bank’s minimum capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

At March 31, 2015, we had outstanding commitments to originate loans of $29.3 million and lines of credit of $25.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2015 totaled $17.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Topeka advances or Federal Reserve Bank of Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 13, 2013, a second repurchase program was approved, which authorized the repurchase up to 160,000 shares of the Company’s issued common stock. The second stock repurchase program was completed during the fourth quarter of 2014.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2015 through January 31, 2015	5,000	$19.75	72,763
February 1, 2015 through February 28, 2015	-	-	72,763
March 1, 2015 through March 31, 2015	-	-	72,763
Total	5,000	$19.75	72,763

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Madison County Financial, Inc.
Form 10-Q
(Dollars in thousands)

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

Madison County Financial, Inc.

Date: May 14, 2015	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: May 14, 2015	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

