Form 10-Q
period 2015-06-30
Madison County Financial, Inc.
filed 2015-08-13
CIK 1547635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 1, 2015, 2,966,982 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.

Form 10-Q

Madison County Financial, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

Madison County Financial, Inc.

Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$2,180	$4,315
Interest-earning demand accounts	65	113
Cash and cash equivalents	2,245	4,428
Certificates of deposit	1,000	1,000
Investment securities:
Available for sale, at fair value	11,121	9,494
Held to maturity, at amortized cost (fair value of $37,655 and $34,524, respectively)	37,683	34,012
Loans held for sale	420	-
Loans receivable, net of allowance for losses of $8,116 and $7,413, respectively	247,434	246,101
Stock in Federal Home Loan Bank ("FHLB") of Topeka	1,330	1,791
Premises and equipment, net	2,077	2,138
Bank-owned life insurance ("BOLI")	6,543	6,445
Accrued interest receivable	3,556	4,268
Core deposit intangible	460	519
Goodwill	481	481
Other assets	3,916	3,637

Total assets	$318,266	$314,314

Liabilities and Stockholders' Equity

Liabilities
Deposits	$221,612	$209,979
Borrowings	29,500	39,800
Accrued interest payable	89	101
Other liabilities	4,389	2,898
Total liabilities	255,590	252,778

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value per share: Issued and outstanding - 2,966,982 and 2,971,982 respectively	29	29
Additional paid in capital	25,807	25,583
Unearned employee stock ownership plan (ESOP)	(2,197)	(2,248)
Retained earnings	38,884	38,018
Accumulated other comprehensive income	153	154
Total stockholders' equity	62,676	61,536

Total liabilities and stockholders' equity	$318,266	$314,314

See notes to condensed consolidated financial statements

Madison County Financial, Inc.

Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$2,902	$2,747	$5,799	$5,426
Investment securities - taxable	93	91	182	178
Investment securities - non-taxable	285	263	560	521
Other	15	8	32	16
Total interest income	3,295	3,109	6,573	6,141

Interest Expense
Deposits	400	386	788	767
Borrowings	43	61	100	117
Total interest expense	443	447	888	884

Net interest income	2,852	2,662	5,685	5,257
Provision for loan losses	315	285	700	570

Net Interest Income After Provision for Loan Losses	2,537	2,377	4,985	4,687

Other Income
Service charges on deposit accounts	61	70	119	129
ATM and credit card fees	44	40	84	75
Loan servicing income, net	52	55	92	111
Gain on sale of loans	181	99	359	190
Increase in surrender value of life insurance	48	50	98	93
Insurance commission income	119	85	212	171
Other income	33	37	54	51
Total other income	538	436	1,018	820

Other Expense
Salaries and employee benefits	1,152	1,036	2,320	2,122
Director fees and benefits	126	114	239	502
Net occupancy	138	134	267	259
Data processing fees	44	65	84	110
Professional fees	231	83	377	219
Advertising	32	25	61	51
Supplies	57	46	87	83
FDIC insurance premiums	36	34	73	67
Core deposit intangible amortization	29	34	59	68
Other expense	159	196	383	344
Total other expense	2,004	1,767	3,950	3,825

Income Before Income Tax Expense	1,071	1,046	2,053	1,682
Income tax expense	264	266	501	387
Net Income	$807	$780	$1,552	$1,295

Earnings Per Share:
Basic	$0.29	$0.28	$0.57	$0.45
Diluted	0.29	0.28	0.56	0.45
Dividends Per Share	0.25	0.24	0.25	0.24

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)

Net Income	$807	$780	$1,552	$1,295

Other Comprehensive Income (Loss)

Unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of $(23) (unaudited), $49 (unaudited), $0 (unaudited) and $92 (unaudited) for the three months and six months ended June 30, 2015 and 2014, respectively	(47)	98	(1)	180

Comprehensive Income	$760	$878	$1,551	$1,475

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)_	Equity
	(Unaudited)

Balance, January 1, 2015	2,971,982	$29	$25,583	$(2,248)	$38,018	$154	$61,536

Net income					1,552		1,552
Other comprehensive income (loss)						(1)	(1)
ESOP shares earned			62	51			113
Dividends Paid ($0.25 per share)					(686)		(686)
Stock Based Compensation			245				245
Tax benefit related to Stock Based Compensation			16				16
Shares repurchased	(5,000)	-	(99)				(99)

Balance, June 30, 2015	2,966,982	29	25,807	(2,197)	38,884	153	62,676

Balance, January 1, 2014	3,035,844	$30	$28,035	$(2,350)	$35,723	$(46)	$61,392

Net income					1,295		1,295
Other comprehensive income						180	180
ESOP shares earned			40	51			91
Dividends paid ($0.24 per share)					(679)		(679)
Restricted Shares Issued	115,000	1	(1)				-
Stock Based Compensation			509				509
Shares repurchased	(89,862)	(1)	(1,597)				(1,598)

Balance, June 30, 2014	3,060,982	$30	$26,986	$(2,299)	$36,339	$134	$61,190

See notes to consolidated financial statements.

Madison County Financial, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities:
Net income	$1,552	$1,295
Items not requiring cash:
Provision for loan losses	700	570
Depreciation and amortization	100	106
Investment securities amortization, net	2	2
Core deposit intangible amortization	59	68
Loans originated for sale in the secondary market	(14,537)	(7,299)
Proceeds from loan sales in the secondary market	14,376	7,343
Gain on loans sold	(359)	(190)
Increase in surrender value of life insurance	(98)	(93)
Stock based compensation	245	509
ESOP shares earned	113	91
Net change in:
Accrued interest receivable	712	539
Accrued interest payable	(12)	(5)
Other adjustments	554	128
Net cash provided by operating activities	3,407	3,064

Investing activities:
Purchases of investment securities available for sale	(3,928)	(1,998)
Proceeds from maturities of investment securities available for sale	2,300	1,000
Purchases of investment securities held to maturity	(5,186)	(3,436)
Proceeds from maturities of investment securities held to maturity	2,263	2,890
Purchase of FHLB Stock	(626)	(395)
Proceeds from redemption of FHLB stock	1,111	1,074
Net change in loans receivable	(2,033)	26
Purchases of premises and equipment	(39)	(121)
Purchase of bank-owned life insurance	-	(1,500)
Net cash used in investing activities	(6,138)	(2,460)

Financing activities:
Net change in checking and money market savings accounts	11,118	9,114
Net change in certificates of deposit	515	(981)
Net change in short-term borrowings	(6,800)	(8,900)
Repayment of FHLB advances	(3,500)	-
Proceeds from FHLB advances	-	1,000
Repurchased shares	(99)	(1,598)
Dividends paid	(686)	(679)
Net cash provided by (used in) financing activities	548	(2,044)

Net Change in Cash and Cash Equivalents	(2,183)	(1,440)

Cash and Cash Equivalents, Beginning of Period	4,428	4,119

Cash and Cash Equivalents, End of Period	$2,245	$2,679

Additional Cash Flows Information:
Interest paid	$900	$889
Taxes paid	673	437

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

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 27, 2015. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2015, are not necessarily indicative of the results which may be expected for the year ending December 31, 2015.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited, Dollars in Thousands except share and per share data)

Net income	$807	$780	$1,552	$1,295
Allocated to participating securities	(24)	(28)	(47)	(42)
Net income allocated to common stockholders	$783	$752	$1,505	$1,253

Weighted average common shares outstanding, gross	2,966,982	3,064,796	2,967,783	3,073,517
Less: Average unearned ESOP shares and participating securities	302,463	331,889	308,614	309,923
Weighted average common shares outstanding, net	2,664,519	2,732,907	2,659,169	2,763,594
Effect of diluted based awards	29,995	-	24,275	-
Weighted average shares and common stock equivalents	2,694,514	2,732,907	2,683,444	2,763,594

Income per common share:
Basic	$0.29	$0.28	$0.57	$0.45
Diluted	0.29	0.28	0.56	0.45

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	262,000	-	262,000

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Note 4: Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	June 30, 2015
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available for sale:
Federal agencies	$10,889	$267	$(35)	$11,121
Total available for sale	10,889	267	(35)	11,121

Held to maturity:
State and municipal	37,683	314	(342)	37,655
Total held to maturity	37,683	314	(342)	37,655

Total investment securities	$48,572	$581	$(377)	$48,776

	December 31, 2014
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
Federal agencies	$9,261	$271	$(38)	$9,494
Total available for sale	9,261	271	(38)	9,494

Held to maturity:
State and municipal	34,012	551	(39)	34,524
Total held to maturity	34,012	551	(39)	34,524

Total investment securities	$43,273	$822	$(77)	$44,018

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The amortized cost and fair value of investment securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$381	$388	$1,040	$1,041
After one through five years	6,488	6,627	3,292	3,292
After five through ten years	3,386	3,464	5,660	5,716
After ten years	634	642	27,691	27,606

	$10,889	$11,121	$37,683	$37,655

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $7,583 at June 30, 2015 (unaudited) and $6,798 at December 31, 2014.

There were no sales of investment securities available for sale for the three and six months ended June 30, 2015 and 2014 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 (unaudited) and December 31, 2014 was $18,799 and $5,768, which is approximately 39% and 13%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Investment securities with unrealized losses at June 30, 2015 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available for sale-
Federal agencies	$2,014	$(8)	$1,772	$(27)	$3,786	$(35)
Held to maturity-
State and municipal	5,243	(128)	9,770	(214)	15,013	(342)

	$7,257	$(136)	$11,542	$(241)	$18,799	$(377)

Investment securities with unrealized losses at December 31, 2014 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale-
Federal agencies	$-	$-	$2,261	$(38)	$2,261	$(38)
Held to maturity-
State and municipal	325	(1)	3,182	(38)	3,507	(39)

	$325	$(1)	$5,443	$(76)	$5,768	$(77)

The unrealized losses on the Company’s investments in federal agencies and state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. There were no changes in the Company’s nonaccrual policy during the six month periods ended June 30, 2015 and 2014 (unaudited).

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

Categories of loans receivable include:

	June 30,	December 31,
	2015	2014
	(Unaudited)
Real estate:
Agricultural	$124,361	$120,436
Commercial and multi-family	18,678	19,059
One- to four-family residential	42,501	41,674
Agricultural and commercial non-real estate	65,555	68,049
Consumer	4,455	4,296
	255,550	253,514
Less
Allowance for losses	8,116	7,413

Total loans	$247,434	$246,101

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents by portfolio segment, the activity in the allowance for loan losses for the three and six months ended June 30, 2015, and 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)
Three Months Ended June 30, 2015

Allowance for Loan Losses:
Balance, beginning of period	$4,380	$391	$615	$2,312	$103	$7,801
Provision for loan losses	162	2	-	141	10	315
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$4,542	$393	$615	$2,453	$113	$8,116

Six Months Ended June 30, 2015

Allowance for Loan Losses:
Balance, beginning of period	$3,999	$510	$631	$2,167	$106	$7,413
Provision for loan losses	543	(117)	(16)	286	4	700
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	3	3

Balance, end of period	$4,542	$393	$615	$2,453	$113	$8,116

Three Months Ended June 30, 2014

Allowance for Loan Losses:
Balance, beginning of period	$3,657	$602	$629	$1,485	$83	$6,456
Provision for loan losses	147	(26)	29	132	3	285
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,804	$576	$658	$1,617	$86	$6,741

Six Months Ended June 30, 2014

Allowance for Loan Losses:
Balance, beginning of period	$3,340	$597	$510	$1,638	$86	$6,171
Provision for loan losses	464	(21)	148	(21)	-	570
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$3,804	$576	$658	$1,617	$86	$6,741

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents by portfolio segment, allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2015 and December 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

At June 30, 2015 (Unaudited)

Allowance:
Ending balance	$4,542	$393	$615	$2,453	$113	$8,116
Ending balance individually evaluated for impairment	$-	$-	$5	$-	$-	$5
Ending balance collectively evaluated for impairment	$4,542	$393	$610	$2,453	$113	$8,111

Loans:
Ending balance	$124,361	$18,678	$42,501	$65,555	$4,455	$255,550
Ending balance individually evaluated for impairment	$-	$-	$14	$-	$-	$14
Ending balance collectively evaluated for impairment	$124,361	$18,678	$42,487	$65,555	$4,455	$255,536

At December 31, 2014

Allowance:
Ending balance	$3,999	$510	$631	$2,167	$106	$7,413
Ending balance individually evaluated for impairment	$-	$111	$10	$-	$-	$121
Ending balance collectively evaluated for impairment	$3,999	$399	$621	$2,167	$106	$7,292

Loans:
Ending balance	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514
Ending balance individually evaluated for impairment	$-	$120	$17	$-	$-	$137
Ending balance collectively evaluated for impairment	$120,436	$18,939	$41,657	$68,049	$4,296	$253,377

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2015:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Pass	$123,608	$18,678	$41,961	$65,546	$4,425	$254,218
Special Mention	-	-	356	8	14	378
Substandard	753	-	184	1	16	954
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$124,361	$18,678	$42,501	$65,555	$4,455	$255,550

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

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of June 30, 2015:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)
Past Due:
30-59 days	$-	$-	$110	$8	$24	$142
60-89 days	343	-	74	-	-	417
90 days or more	-	-	-	20	-	20
Total past due	343	-	184	28	24	579
Current	124,018	18,678	42,317	65,527	4,431	254,971

Total loans	$124,361	$18,678	$42,501	$65,555	$4,455	$255,550

Nonaccrual loans	$343	$-	$183	$-	$9	$535
Loans past due 90 days and still accruing	-	-	-	20	-	20

	$343	$-	$183	$20	$9	$555

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

The following table presents impaired loans and specific valuation allowance based on class level at June 30, 2015:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Impaired loans with an allowance for loan losses	$-	$-	$14	$-	$-	$14
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$14	$-	$-	$14

Unpaid principal balance of impaired loans	$-	$-	$14	$-	$-	$14
Allowance for loan losses on impaired loans	-	-	5	-	-	5

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents average impaired loans based on class level for the three and six months ended June 30, 2015 and 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Three Months Ended June 30, 2015

Average recorded investment in impaired loans	$-	$-	$15	$-	$-	$15
Interest income recognized on impaired loans	$-	$-	$-	$-	$-	$-

Six Months Ended June 30, 2015

Average recorded investment in impaired loans	$-	$40	$15	$-	$-	$55
Interest income recognized on impaired loans	$-	$4	$-	$-	$-	$4

Three Months Ended June 30, 2014

Average recorded investment in impaired loans	$-	$136	$19	$-	$-	$155
Interest income recognized on impaired loans	$-	$-	$-	$-	$-	$-

Six Months Ended June 30, 2014

Average recorded investment in impaired loans	$-	$139	$20	$-	$-	$159
Interest income recognized on impaired loans	$-	$3	$1	$-	$-	$4

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$120	$17	$-	$-	$137
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$120	$17	$-	$-	$137

Unpaid principal balance of impaired loans	$-	$120	$17	$-	$-	$137
Allowance for loan losses on impaired loans	-	111	10	-	-	121
Average recorded investment in impaired loans	-	131	19	-	-	150

During the three and six months ended June 30, 2015 and 2014 (unaudited), there were no new restructurings classified as troubled debt restructurings. At June 30, 2015 and 2014 (unaudited), there were no such loans restructured within the last twelve months that were in default.

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

June 30, 2015
Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(Unaudited)
Available for sale:
Federal agencies	$11,121	-	$11,121	$-
	$11,121	$-	$11,121	$-

December 31, 2014
Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
Federal agencies	$9,494	$-	$9,494	$-
	$9,494	$-	$9,494	$-

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

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

June 30, 2015 (Unaudited)

Impaired loans	$9	$-	$-	$9

December 31, 2014

Impaired loans	$16	$-	$-	$16

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At June 30, 2015: (Unaudited)

Collateral-dependent impaired loans	$9	Market comparable properties	Marketability discount	9.50%

At December 31, 2014:

Collateral-dependent impaired loans	$16	Market comparable properties	Marketability discount	10%

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at

June 30, 2015:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Financial assets:
Cash and cash equivalents	$2,245	$2,245	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	37,683	-	37,655	-
Loans held for sale	420	-	420	-
Loans, net	247,434	-	-	253,927
Stock in Federal Home Loan Bank of Topeka	1,330	-	1,330	-
Accrued interest receivable	3,556	-	3,556	-

Financial liabilities:
Deposits	221,612	195,806	-	25,861
Borrowings	29,500	-	29,589	-
Accrued interest payable	89	-	89	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2014:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$4,428	$4,428	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	34,012	-	34,524	-
Loans held for sale	-	-	-	-
Loans, net	246,101	-	-	252,657
Stock in Federal Home Loan Bank of Topeka	1,791	-	1,791	-
Accrued interest receivable	4,268	-	4,268	-

Financial liabilities:
Deposits	209,979	184,688	-	25,333
Borrowings	39,800	-	39,906	-
Accrued interest payable	101	-	101	-

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands, except share and per share data)

Note 7: Share Based Compensation (Unaudited)

In November 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (“Plan”) which provides for awards of stock options and restricted stock to officers, employees and directors. The cost of the Plan is based on the fair value of the awards on the grant date. The fair value of restricted stock awards is based on the closing price of the Company’s stock on the grant date. The fair value of stock options is estimated using a Black-Scholes option pricing model using assumptions for dividend yield, stock price volatility, risk-free interest rate, and option term. These assumptions are based on management’s judgments regarding future events, are subjective in nature, and contain uncertainties inherent in an estimate. The cost of the awards is being recognized over the five-year vesting periods during which participants are required to provide services in exchange for the awards. Certain officers and employees have seven-year vesting periods. Vesting began March 1, 2014 for directors and November 1, 2014 for certain other officers and employees.

Until such time as awards of stock are granted and vested or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 447,027. Total stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was $122, $245, $119 and $509, respectively.

Stock Options

The tables below represent the stock option activity for the periods shown:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractural	Instrinic
	Options	Exercise Price	Term	Value
	(Unaudited)

Options outstanding at January 1, 2015	288,000	$17.10	9.25
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-

Options outstanding at June 30, 2015	288,000	$17.10	8.75	$1,126

Options exercisable at June 30, 2015	77,350	$17.10	8.75	$302

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands, except share and per share data)

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractural	Instrinic
	Options	Exercise Price	Term	Value
	(Unaudited)

Options outstanding at January 1, 2014	-	$-	-
Granted	288,000	17.10	10.00
Exercised	-	-	-
Forfeited or expired	-	-	-

Options outstanding at June 30, 2014	288,000	$17.10	9.75	$262

Options exercisable at June 30, 2014	32,820	$17.10	9.75	$30

As of June 30, 2015, the Company had $486 of unrecognized compensation expense related to stock options. The cost of the stock options will be amortized in monthly installments over the noted five-year and seven-year vesting periods, with the first vesting date of March 1, 2014 for directors, and November 1, 2014 for certain other officers and employees. There were 32,820 stock options that vested in the six months ended June 30, 2015, and 32,820 stock options that vested in the six months ended June 30, 2014. Stock option expense for the six months ended June 30, 2015 and 2014 were $64 and $129, respectively. The aggregate grant date fair value of the stock options granted in 2014 was $743.

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

The table below represents the restricted stock award activity for the periods shown:

	Service-Based	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Non-vested at January 1, 2015	95,800	$17.10
Granted	-	-
Vested	(14,840)	17.10
Forfeited	-	-
Non-vested at June 30, 2015	80,960	$17.10

Non-vested at January 1, 2014	-	$-
Granted	115,000	17.10
Vested	(14,840)	17.10
Forfeited	-	-
Non-vested at June 30, 2014	100,160	$17.10

As of June 30, 2015, the Company had $1,228 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year and seven-year vesting periods. Restricted stock expense for the three and six months ended June 30, 2015 and 2014 was $91, $181, $88 and $380, respectively.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Note 8: Recent Accounting Pronouncements

The Company is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an  NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for annual periods beginning after December 31, 2014, and interim periods within annual periods beginning after December 15, 2015.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

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

In May 2015, FASB, issued 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This Update addresses the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized; the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient.  The amendments in this Update are effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted

Note 9: Subsequent Events-Entry Into Material Agreements

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in government policy towards farming subsidies, and especially towards the production of ethanol which is highly dependent upon #2 Yellow Corn, the primary commodity produced in our market area;

•	competition among depository and other financial institutions;

•	our success in continuing to emphasize agricultural real estate and agricultural and commercial non-real estate loans;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of our financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in deposit insurance premiums, regulatory fees and capital requirements, which increase our compliance costs;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Madison County Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 27, 2015.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $4.0 million, or 1.3%, to $318.3 million at June 30, 2015, from $314.3 million at December 31, 2014. The increase was due primarily to increases in investment securities classified as available for sale, investment securities classified as held to maturity and net loans, offset by decreases in cash and cash equivalents, interest receivable, and investment in Federal Home Loan Bank stock.

Total cash and cash equivalents decreased $2.2 million, or 49.3%, at June 30, 2015 to $2.2 million at June 30, 2015 from $4.4 million at December 31, 2014. This was due primarily to a $5.3 million increase in securities, offset by a $461,000 decrease in Federal Home Loan Bank stock and other activities, including normal seasonal paydowns and normal annual loan payments on agricultural lines of credit.

Net loans increased $1.3 million, or 0.5%, to $247.4 million at June 30, 2015 from $246.1 million at December 31, 2014. Agricultural real estate loans increased $3.9 million, or 3.3%, to $124.4 million at June 30, 2015, from $120.4 million at December 31, 2014, resulting from continued agricultural real estate purchases by our existing customers, and the addition of new agricultural real estate borrowers. One- to-four family real estate increased $827,000, or 2.0%, to $42.5 million at June 30, 2015 from $41.7 million at December 31, 2014. Agricultural and commercial non-real estate loans decreased $2.5 million, or 3.7%, to $65.5 million at June 30, 2015, from $68.0 million at December 31, 2014. The decrease in agricultural non-real estate loans resulted from seasonal loan pay-downs relating primarily to the cash flow cycle of our farming customers. Commercial and multi-family real estate loans decreased $381,000, or 2.0%, to $18.7 million at June 30, 2015, from $19.1 million at December 31, 2014.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Investment securities classified as available for sale increased $1.6 million, or 17.1%, to $11.1 million at June 30, 2015, from $9.5 million at December 31, 2014. Investment securities classified as held to maturity increased $3.7 million, or 10.8%, to $37.7 million at June 30, 2015, from $34.0 million at December 31, 2014. Cashflow for these investments was provided by maturities and calls of investment securities, seasonal repayments of lines of credit from agricultural loans customers and the repurchase by the Federal Home Loan Bank of Topeka (FHLB) of $1.1 million of our excess Class A and Class B FHLB common stock.

Accrued interest receivable on investment securities, certificates of deposit owned and loans decreased $712,000, or 16.7%, to $3.6 million at June 30, 2015, from $4.3 million at December 31, 2014, due primarily to the timing of interest payments due on our loans and the decrease in the average yield on loans to 4.67% at June 30, 2015, from 4.80% at December 31, 2014.

Deposits increased $11.6 million, or 5.5%, to $221.6 million at June 30, 2015 from $210.0 million at December 31, 2014, due primarily to a net increase in core deposits and an increase in certificates of deposit. Interest-bearing checking and money market savings accounts increased $10.6 million, or 9.1%, and $4.0 million, or 8.2%, respectively, and noninterest-bearing checking accounts decreased $3.5 million or 18.4%. This net increase in our core deposits was due primarily to the cash flow cycle of our farming customers and an overall increase in the number of accounts. Certificates and time deposits increased $515,000, or 2.0%, to $25.8 million at June 30, 2015, from $25.3 million at December 31, 2014.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and, as needed, to a lesser extent from the

Bankers’ Bank of the West. Our borrowings decreased $10.3 million, or 25.9%, to $29.5 million at June 30, 2015, from $39.8 million at December 31, 2014, resulting from a $3.5 million decrease in advances and a $6.8 million decrease in short-term borrowings. We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.

Total stockholders’ equity increased $1.1 million, or 1.9%, to $62.7 million at June 30, 2015, from $61.5 million at December 31, 2014. The increase resulted primarily from net income of $1.5 million, offset by $686,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares) and $245,000 in additional paid-in capital related to stock compensation expense for grants of options and restricted stock.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income increased $27,000, or 3.5%, to $807,000 for the three months ended June 30, 2015, from $780,000 for the three months ended June 30, 2014. The increase was due primarily from an increase in interest income and noninterest income and a decrease in interest expense and income tax expense, offset by an increase in provision for loan losses and noninterest expense during the 2015 quarter.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Interest and Dividend Income. Interest and dividend income increased $186,000, or 6.0%, to $3.3 million for the quarter ended June 30, 2015, from $3.1 million for the quarter ended June 30, 2014. The increase reflected an increase in average interest-earning assets to $298.6 million for the 2015 quarter compared to $276.5 million for the 2014 quarter, offset by a decrease in the average yield on interest-earning assets to 4.43% during the 2015 quarter from 4.51% during the 2014 quarter.

Interest income and fees on loans increased $155,000, or 5.6%, to $2.9 million for the three months ended June 30, 2015, from $2.7 million for the three months ended June 30, 2014. This was a result of a $24.3 million increase in average loans outstanding, to $250.6 million for the quarter ended June 30, 2015, from $226.3 million for the quarter ending June 30, 2014, offset by a decrease in the average yield on loans to 4.65% during the 2015 quarter from 4.87% during the 2014 quarter. Interest income on non-taxable investment securities increased $22,000, or 8.4%, to $285,000 for the 2015 quarter from $263,000 for the 2014 quarter, reflecting a $1.8 million increase in the average balance of these securities to $34.1 million for the quarter ended June 30, 2015, from $32.3 million for the quarter ended June 30, 2014, and an increase in the average yield on such securities to 3.35% from 3.26%, quarter to quarter.

Interest Expense. Interest expense decreased $4,000, or 0.9%, to $443,000 for the three months ended June 30, 2015, from $447,000 for the three months ended June 30, 2014, reflecting an 8 basis point decrease in the average rate paid on interest-bearing liabilities during the 2015 quarter to 0.78% compared to 0.86% during the 2014 quarter. This was offset by an increase in the average balance of interest-bearing liabilities of $18.6 million, or 8.9%, to $226.7 million for the quarter ending June 30, 2015, from $208.2 million for the quarter ending June 30, 2014.

Interest expense on interest-bearing deposits increased $14,000, or 3.6%, to $400,000 for the quarter ended June 30, 2015, from $386,000 for the quarter ended June 30, 2014, as the average balance of these deposits increased to $205.5 million for the 2015 quarter from $197.9 million for the 2014 quarter. Interest expense on borrowings decreased $18,000, or 29.5%, to $43,000 for the three months ended June 30, 2015 from $61,000 for the three months ended June 30, 2014, reflecting a decrease in the rate paid on borrowings to 0.81% from 2.38%, quarter to quarter, offset by an increase in the average balance of borrowings to $21.3 million for the 2015 quarter from $10.3 million for the 2014 quarter.

Net Interest Income. Net interest income increased $190,000, or 7.1%, to $2.9 million for the three months ended June 30, 2015, from $2.7 million for the three months ended June 30, 2014. This increase reflected a $3.6 million increase in our average net interest-earning assets, to $71.9 million for the 2015 quarter from $68.3 million for the 2014 quarter, offset by a decrease in our net interest margin to 3.83% for the 2015 quarter from 3.86% for the 2014 quarter. The increase in our average net interest-earning assets resulted primarily from the reinvestment of cash and earnings into loans and investment securities. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 131.7% for the 2015 quarter from 132.8% for the 2014 quarter. The decrease in our net interest margin reflected the 8 basis point decrease in the average yield on our interest-earning assets, offset by an 8 basis point decrease in the average cost of our interest-bearing liabilities, quarter to quarter.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Provision for Loan Losses. We recorded a provision for loan losses of $315,000 for the three months ended June 30, 2015, which was an increase of $30,000, or 10.5%, from our provision of $285,000 for the three months ended June 30, 2014. The increase in our provision resulted from various factors which necessitated upward adjustments in the allowance for loan losses. Agricultural real estate loans comprised 50.3% of net loans receivable at June 30, 2015, and management believes that an asset bubble in agricultural real estate formed due to the increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline noted in 2013 and 2014 in gross operating income on most farming operations. In addition, there are no longer any ethanol subsidies paid by the Federal Government. Furthermore, in October, 2013 the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity. This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and their ability to pay loans owed to us which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to loans owed to us. On May 29, 2015, the Environmental Protection Agency released its three year proposed ethanol mandate, increasing the amount of biofuel to be mixed in the gasoline supply, but at levels still below those set by law. Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people. The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us. The elimination of “direct payments” was taken into account by the Company’s management as part of the methodology for estimating allowances.

The provision for loan losses for the three months ended June 30, 2015 and 2014 reflected no charge-offs or recoveries. The allowance for loan losses was $8.1 million, or 3.2% of total loans, at June 30, 2015 compared to $7.4 million, or 2.9% of total loans, at June 30, 2014. Total nonperforming loans were $555,000 at June 30, 2015, compared to $601,000 at June 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 1,462% at June 30, 2015 compared to 1,122% at June 30, 2014.

Other Income. Other income increased $102,000, or 23.4%, to $538,000 for the three months ended June 30, 2015, from $436,000 for the three months ended June 30, 2014. The increase was due primarily to an $82,000 increase in gain on sale of loans, resulting from an increase in the volume of loans sold, quarter to quarter, and a $33,000 increase in insurance commission income.

Other Expense. Other expense increased $237,000, or 13.4%, to $2.0 million for the three months ended June 30, 2015, from $1.8 million for the three months ended June 30, 2014, due primarily to a $128,000 increase in salaries and employee benefits and director fees and benefits, due to normal annual salary increases and the hiring of a Credit Analyst and a $148,000 increase in professional and service fees, reflecting certain attorney fees, professional fees and other pre-merger costs associated with the merger agreement that was entered into on May 12, 2015, pursuant to which the Company will acquire Winside Bancshares Incorporated (“Winside Bancshares”), the parent company of Winside State Bank, a Nebraska-chartered bank. The increases were offset by a $21,000 decrease in data processing fees and a $37,000 decrease in other expenses.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Income Tax Expense. The provision for income taxes was $264,000 for the three months ended June 30, 2015, compared to $266,000 for the three months ended June 30, 2014, resulting primarily from an increase in tax-exempt income, offset by an increase in pretax income. Our effective tax rate was 24.6% for the quarter ended June 30, 2015, compared to 25.4% for the quarter ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income increased $257,000, or 19.8%, to $1.6 million for the six months ended June 30, 2015, from $1.3 million for the six months ended June 30, 2014. The increase was due primarily from an increase in interest income and noninterest income, offset by an increase in interest expense, provision for loan losses, noninterest expense and income tax expense during the 2015 period.

Interest and Dividend Income. Interest and dividend income increased $432,000, or 7.0%, to $6.6 million for the period ended June 30, 2015, from $6.1 million for the period ended June 30, 2014. The increase reflected an increase in average interest-earning assets to $297.9 million for the 2015 period compared to $276.2 million for the 2014 period, offset by a decrease in the average yield on interest-earning assets to 4.45% during the 2015 period from 4.48% during the 2014 period.

Interest income and fees on loans increased $373,000, or 6.9%, to $5.8 million for the six months ended June 30, 2015, from $5.4 million for the six months ended June 30, 2014. This was a result of a $24.3 million increase in average loans outstanding, to $250.2 million for the period ended June 30, 2015, from $225.9 million for the period ending June 30, 2014, offset by a 17 basis point decrease in the average yield on loans to 4.67% during the 2015 period from 4.84% during the 2014 period. Interest income on non-taxable investment securities increased $39,000, or 7.5%, to $560,000 for the 2015 period from $521,000 for the 2014 period, reflecting a $999,000 increase in the average balance of these securities to $33.0 million for the period ended June 30, 2015, from $32.0 million for the period ended June 30, 2014, and an increase in the average yield on such securities to 3.42% from 3.28%, period to period.

Interest Expense. Interest expense on interest-bearing deposits increased $21,000, or 2.7%, to $788,000 for the period ended June 30, 2015, from $767,000 for the period ended June 30, 2014, as the average balance of these deposits increased to $203.8 million for the 2015 period from $197.8 million for the 2014 period. Interest expense on borrowings decreased $17,000, or 14.5%, to $100,000 for the six months ended June 30, 2015 from $117,000 for the six months ended June 30, 2014, reflecting a decrease in the rate paid on borrowings to 0.92% from 2.61%, period to period, offset by an increase in the average balance of borrowings to $21.8 million for the 2015 period from $9.0 million for the 2014 period.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Net Interest Income. Net interest income increased $428,000, or 8.1%, to $5.7 million for the six months ended June 30, 2015, from $5.2 million for the six months ended June 30, 2014. This increase reflected a $3.0 million increase in our average net interest-earning assets, to $72.4 million for the 2015 period from $69.3 million for the 2014 period and an increase in our net interest margin to 3.85% for the 2015 period from 3.84% for the 2014 period. The increase in our average net interest-earning assets resulted primarily from the reinvestment of cash and earnings into loans and investment securities. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 132.1% for the 2015 period from 133.5% for the 2014 period. The increase in our net interest margin reflected a 7 basis point decrease in the average cost of our interest-bearing liabilities, period to period, offset by a 3 basis point decrease in the average yield on our interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $700,000 for the six months ended June 30, 2015, which was an increase of $130,000, or 22.8%, from our provision of $570,000 for the six months ended June 30, 2014. The increase in our provision resulted from various factors which necessitated upward adjustments in the allowance for loan losses. Agricultural real estate loans comprised 50.3% of net loans receivable at June 30, 2015, and management believes that an asset bubble in agricultural real estate formed due to the increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline noted in 2013 and 2014 in gross operating income on most farming operations. In addition, there are no longer any ethanol subsidies paid by the Federal Government. Furthermore, in October, 2013 the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity. This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and their ability to pay loans owed to us which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to loans owed to us. On May 29, 2015, the Environmental Protection Agency released its three year proposed ethanol mandate, increasing the amount of biofuel to be mixed in the gasoline supply, but at levels still below those set by law. Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people. The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us. The elimination of “direct payments” was taken into account by the Company’s management as part of the methodology for estimating allowances.

The provision for loan losses for the six months ended June 30, 2015 reflected recoveries of $3,000 and no charge-offs. The provision for loan losses for the six months ended June 30, 2014, reflected no charge-offs or recoveries. The allowance for loan losses was $8.1 million, or 3.2% of total loans, at June 30, 2015 compared to $7.4 million, or 2.9% of total loans, at June 30, 2014. Total nonperforming loans were $555,000 at June 30, 2015, compared to $601,000 at June 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 1,462% at June 30, 2015, compared to 1,122% at June 30, 2014.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Other Income. Other income increased $198,000, or 24.1%, to $1.0 million for the six months ended June 30, 2015, from $820,000 for the six months ended June 30, 2014. The increase was due primarily to a $169,000 increase in gain on sale of loans, resulting from an increase in the volume of loans sold, period to period, and a $41,000 increase in insurance commission income.

Other Expense. Other expense increased $125,000, or 3.3%, to $3.9 million for the six months ended June 30, 2015, from $3.8 million for the six months ended June 30, 2014, due primarily to a $198,000 increase in salaries and employee benefits, due to normal annual salary increases and the hiring of a Credit Analyst and a $158,000 increase in professional and service fees, reflecting certain attorney fees, professional fees and other pre-merger costs associated with the merger agreement that was entered into on May 12, 2015, pursuant to which the Company will acquire Winside Bancshares Incorporated (“Winside Bancshares”), the parent company of Winside State Bank, a Nebraska-chartered bank. The increases were offset by a $263,000 decrease in director fees and benefits, and a $26,000 decrease in data processing fees. Stock-based compensation expense was higher in 2014 due to the implementation of our equity-based incentive plan and the immediate vesting of certain equity-based incentives for directors.

Income Tax Expense. The provision for income taxes was $501,000 for the six months ended June 30, 2015, compared to $387,000 for the six months ended June 30, 2014, resulting primarily from an increase in pretax income, offset by an increase in tax-exempt income. Our effective tax rate was 24.4% for the period ended June 30, 2015, compared to 23.0% for the period ended June 30, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.4 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $6.1 million and $2.5 million for the six months ended June 30, 2015 and 2014, respectively, principally due to an increase in loans receivable and the purchases of investment securities in excess of maturities offset by the redemption of FHLB Stock. Net cash provided by (used in) financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings and dividends paid, was $548,000 and $(2.0) million for the six months ended June 30, 2015 and 2014, respectively, and resulted primarily from a decrease in borrowings and the repayment of FHLB advances, offset by an increase in deposits.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

At June 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $54.5 million, or 16.4% of adjusted total assets, which is above the required level of $19.2 million, or 6.0%; and total risk-based capital of $58.7 million, or 17.7% of risk-weighted assets, which is above the required level of $25.6 million, or 8.0%. Accordingly Madison County Bank was categorized as well capitalized at June 30, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

At June 30, 2015, we had outstanding commitments to originate loans of $27.7 million and lines of credit of $24.4 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2015 totaled $17.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Topeka advances or Federal Reserve Bank of Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the second quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2015 through April 30, 2015	-	-	72,763
May 1, 2015 through May 31, 2015	-	-	72,763
June 1, 2015 through June 30, 2015	-	-	72,763
Total	-	-	72,763

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Madison County Financial, Inc.

Date: August 13, 2015	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: August 13, 2015	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

