Form 10-Q
period 2015-09-30
Madison County Financial, Inc.
filed 2015-11-12
CIK 1547635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, 3,141,594 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Madison County Financial, Inc.

Form 10-Q

Madison County Financial, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Madison County Financial, Inc.

Condensed Consolidated Balance Sheets
(Dollars in Thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$2,341	$4,315
Interest-earning demand accounts	87	113
Cash and cash equivalents	2,428	4,428
Certificates of deposit	1,000	1,000
Investment securities:
Available for sale, at fair value	10,867	9,494
Held to maturity, at amortized cost (fair value of $41,193 and $34,524, respectively)	40,776	34,012
Loans held for sale	819	-
Loans receivable, net of allowance for losses of $8,431 and $7,413, respectively	248,195	246,101
Stock in Federal Home Loan Bank ("FHLB") of Topeka	1,715	1,791
Premises and equipment, net	2,061	2,138
Bank-owned life insurance ("BOLI")	6,594	6,445
Accrued interest receivable	5,193	4,268
Core deposit intangible	430	519
Goodwill	481	481
Other assets	4,012	3,637

Total assets	$324,571	$314,314

Liabilities and Stockholders' Equity

Liabilities
Deposits	$220,471	$209,979
Borrowings	35,800	39,800
Accrued interest payable	93	101
Other liabilities	4,392	2,898
Total liabilities	260,756	252,778

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value per share:
Issued and outstanding - 2,965,782 and 2,971,982 respectively	29	29
Additional paid in capital	25,927	25,583
Unearned employee stock ownership plan (ESOP)	(2,171)	(2,248)
Retained earnings	39,833	38,018
Accumulated other comprehensive income	197	154
Total stockholders' equity	63,815	61,536

Total liabilities and stockholders' equity	$324,571	$314,314

See notes to condensed consolidated financial statements

Madison County Financial, Inc.

Condensed Consolidated Statements of Income
(Dollars in Thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Interest and Dividend Income
Loans receivable, including fees	$3,016	$2,790	$8,815	$8,216
Investment securities - taxable	95	91	277	269
Investment securities - non-taxable	310	267	870	788
Other	24	10	56	26
Total interest income	3,445	3,158	10,018	9,299

Interest Expense
Deposits	405	388	1,193	1,155
Borrowings	50	66	150	183
Total interest expense	455	454	1,343	1,338

Net interest income	2,990	2,704	8,675	7,961
Provision for loan losses	315	360	1,015	930

Net Interest Income After Provision for Loan Losses	2,675	2,344	7,660	7,031

Other Income
Service charges on deposit accounts	69	75	188	204
ATM and credit card fees	44	41	128	116
Loan servicing income, net	55	55	147	166
Gain on sale of loans	155	133	514	323
Increase in surrender value of life insurance	50	51	149	144
Insurance commission income	167	175	379	346
Other income	35	25	88	76
Total other income	575	555	1,593	1,375

Other Expense
Salaries and employee benefits	1,168	1,094	3,488	3,216
Director fees and benefits	107	107	346	609
Net occupancy	137	135	404	394
Data processing fees	74	55	158	165
Professional fees	60	56	437	275
Advertising	29	25	90	76
Supplies	50	23	137	106
FDIC insurance premiums	36	33	109	100
Core deposit intangible amortization	30	34	89	102
Other expense	191	149	574	494
Total other expense	1,882	1,711	5,832	5,537

Income Before Income Tax Expense	1,368	1,188	3,421	2,869
Income tax expense	419	309	920	695
Net Income	$949	$879	$2,501	$2,174

Earnings Per Share:
Basic	$0.35	$0.31	$0.91	$0.76
Diluted	0.34	0.31	0.90	0.76
Dividends Per Share	-	-	0.25	0.24

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)

Net Income	$949	$879	$2,501	$2,174

Other Comprehensive Income

Unrealized gains on available-for-sale securities, net of tax expense of $22 (unaudited), $4 (unaudited), $22 (unaudited) and $96 (unaudited) for the three months and nine months ended September 30, 2015 and 2014, respectively	44	6	43	186

Comprehensive Income	$993	$885	$2,544	$2,360

See notes to condensed consolidated financial statements.

Madison County Financial, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Dollars in Thousands, except share and per share data)

						Accumulated
	Common Stock					Other	Total
	Shares		Additional	Unearned	Retained	Comprehensive	Stockholders'
	Outstanding	Amount	Paid-in Capital	ESOP Shares	Earnings	Income (Loss)	Equity
	(Unaudited)

Balance, January 1, 2015	2,971,982	$29	$25,583	$(2,248)	$38,018	$154	$61,536

Net income					2,501		2,501
Other comprehensive income						43	43
ESOP shares earned			88	77			165
Dividends Paid ($0.25 per share)					(686)		(686)
Stock Based Compensation			364				364
Tax benefit related to Stock Based Compensation			16				16
Shares repurchased	(6,200)	-	(124)				(124)

Balance, September 30, 2015	2,965,782	29	25,927	(2,171)	39,833	197	63,815

Balance, January 1, 2014	3,035,844	$30	$28,035	$(2,350)	$35,723	$(46)	$61,392

Net income					2,174		2,174
Other comprehensive income						186	186
ESOP shares earned			62	76			138
Dividends paid ($0.24 per share)					(679)		(679)
Restricted Shares Issued	115,000	1	(1)				-
Stock Based Compensation			629				629
Shares repurchased	(113,362)	(1)	(2,032)				(2,033)

Balance, September 30, 2014	3,037,482	$30	$26,693	$(2,274)	$37,218	$140	$61,807

See notes to consolidated financial statements.

Madison County Financial, Inc.

Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities:
Net income	$2,501	$2,174
Items not requiring cash:
Provision for loan losses	1,015	930
Depreciation and amortization	151	160
Investment securities amortization, net	4	3
Core deposit intangible amortization	89	102
Loans originated for sale in the secondary market	(19,949)	(12,366)
Proceeds from loan sales in the secondary market	19,504	12,220
Gain on loans sold	(514)	(323)
Increase in surrender value of life insurance	(149)	(144)
Stock based compensation	364	629
ESOP shares earned	165	138
Net change in:
Accrued interest receivable	(925)	(979)
Accrued interest payable	258	(1)
Other adjustments	169	(68)
Net cash provided by operating activities	2,683	2,475

Investing activities:
Purchases of investment securities available for sale	(4,853)	(2,477)
Proceeds from maturities of investment securities available for sale	3,550	2,000
Purchases of investment securities held to maturity	(8,723)	(4,191)
Proceeds from maturities of investment securities held to maturity	2,725	4,105
Purchase of FHLB Stock	(992)	(1,034)
Proceeds from redemption of FHLB stock	1,111	1,348
Net change in loans receivable	(3,109)	(10,435)
Purchases of premises and equipment	(74)	(149)
Purchase of bank-owned life insurance	-	(1,500)
Net cash used in investing activities	(10,365)	(12,333)

Financing activities:
Net change in checking and money market savings accounts	10,354	5,848
Net change in certificates of deposit	138	(1,247)
Net change in short-term borrowings	(2,800)	5,000
Repayment of FHLB advances	(1,200)	-
Proceeds from FHLB advances	-	1,000
Repurchased shares	(124)	(2,033)
Dividends paid	(686)	(679)
Net cash provided by financing activities	5,682	7,889

Net Change in Cash and Cash Equivalents	(2,000)	(1,969)

Cash and Cash Equivalents, Beginning of Period	4,428	4,119

Cash and Cash Equivalents, End of Period	$2,428	$2,150

Additional Cash Flows Information:
Interest paid	$1,085	$1,339
Taxes paid	1,188	651

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

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 27, 2015. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2015, are not necessarily indicative of the results which may be expected for the year ending December 31, 2015.

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, Dollars in Thousands except share and per share data)

Net income	$949	$879	$2,501	$2,174
Allocated to participating securities	(28)	(32)	(76)	(74)
Net income allocated to common stockholders	$921	$847	$2,425	$2,100

Weighted average common shares outstanding, gross	2,966,562	3,049,955	2,967,372	3,065,576
Less: Average unearned ESOP shares and participating securities	299,919	329,335	305,715	316,394
Weighted average common shares outstanding, net	2,666,643	2,720,620	2,661,657	2,749,182
Effect of diluted based awards	16,727	-	21,759	-
Weighted average shares and common stock equivalents	2,683,370	2,720,620	2,683,416	2,749,182

Income per common share:
Basic	$0.35	$0.31	$0.91	$0.76
Diluted	0.34	0.31	0.90	0.76

Options excluded from the calculation due to their anti-dilutive effect on earnings per share	-	288,000	-	288,000

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Note 4: Investment Securities

The amortized cost and approximate fair values of investment securities are as follows:

	September 30, 2015
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
Available for sale:
Federal agencies	$10,569	$307	$(9)	$10,867
Total available for sale	10,569	307	(9)	10,867

Held to maturity:
State and municipal	40,776	484	(67)	41,193
Total held to maturity	40,776	484	(67)	41,193

Total investment securities	$51,345	$791	$(76)	$52,060

	December 31, 2014
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale:
Federal agencies	$9,261	$271	$(38)	$9,494
Total available for sale	9,261	271	(38)	9,494

Held to maturity:
State and municipal	34,012	551	(39)	34,524
Total held to maturity	34,012	551	(39)	34,524

Total investment securities	$43,273	$822	$(77)	$44,018

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The amortized cost and fair value of investment securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Unaudited)

Within one year	$886	$905	$1,360	$1,362
After one through five years	5,980	6,118	2,877	2,883
After five through ten years	3,569	3,697	6,559	6,666
After ten years	134	147	29,980	30,282

	$10,569	$10,867	$40,776	$41,193

The carrying value of investment securities pledged as collateral, to secure public deposits and for other purposes was $8,739 at September 30, 2015 (unaudited) and $6,798 at December 31, 2014.

There were no sales of investment securities available for sale for the three and nine months ended September 30, 2015 and 2014 (unaudited).

Certain investments in debt securities have fair values at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 (unaudited) and December 31, 2014 was $7,923 and $5,768, which is approximately 15% and 13%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Investment securities with unrealized losses at September 30, 2015 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Unaudited)
Available for sale- Federal agencies	$1,008	$(2)	$993	$(7)	$2,001	$(9)
Held to maturity- State and municipal	4,048	(27)	1,874	(40)	5,922	(67)

	$5,056	$(29)	$2,867	$(47)	$7,923	$(76)

Investment securities with unrealized losses at December 31, 2014 were as follows:

	Less than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for sale- Federal agencies	$-	$-	$2,261	$(38)	$2,261	$(38)
Held to maturity- State and municipal	325	(1)	3,182	(38)	3,507	(39)

	$325	$(1)	$5,443	$(76)	$5,768	$(77)

The unrealized losses on the Company’s investments in federal agencies and state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

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

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. There were no changes in the Company’s nonaccrual policy during the nine month periods ended September 30, 2015 and 2014 (unaudited).

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

Categories of loans receivable include:

	September 30,	December 31,
	2015	2014
	(Unaudited)
Real estate:
Agricultural	$126,209	$120,436
Commercial and multi-family	20,047	19,059
One- to four-family residential	42,035	41,674
Agricultural and commercial non-real estate	63,485	68,049
Consumer	4,850	4,296
	256,626	253,514
Less
Allowance for losses	8,431	7,413

Total loans	$248,195	$246,101

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2015, and 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)
Three Months Ended September 30, 2015

Allowance for Loan Losses:
Balance, beginning of period	$4,542	$393	$615	$2,453	$113	$8,116
Provision for loan losses	224	44	20	13	14	315
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$4,766	$437	$635	$2,466	$127	$8,431

Nine Months Ended September 30, 2015

Allowance for Loan Losses:
Balance, beginning of period	$3,999	$510	$631	$2,167	$106	$7,413
Provision for loan losses	767	(73)	4	299	18	1,015
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	3	3

Balance, end of period	$4,766	$437	$635	$2,466	$127	$8,431

Three Months Ended September 30, 2014

Allowance for Loan Losses:
Balance, beginning of period	$3,804	$576	$658	$1,617	$86	$6,741
Provision for loan losses	219	(68)	(54)	240	23	360
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$4,023	$508	$604	$1,857	$109	$7,101

Nine Months Ended September 30, 2014

Allowance for Loan Losses:
Balance, beginning of period	$3,340	$597	$510	$1,638	$86	$6,171
Provision for loan losses	683	(89)	94	219	23	930
Loans charged to the allowance	-	-	-	-	-	-
Recoveries of loans previously charged off	-	-	-	-	-	-

Balance, end of period	$4,023	$508	$604	$1,857	$109	$7,101

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents by portfolio segment, allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2015 and December 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

At September 30, 2015 (Unaudited)

Allowance:
Ending balance	$4,766	$437	$635	$2,466	$127	$8,431
Ending balance individually evaluated for impairment	$-	$-	$4	$-	$-	$4
Ending balance collectively evaluated for impairment	$4,766	$437	$631	$2,466	$127	$8,427

Loans:
Ending balance	$126,209	$20,047	$42,035	$63,485	$4,850	$256,626
Ending balance individually evaluated for impairment	$-	$-	$13	$-	$-	$13
Ending balance collectively evaluated for impairment	$126,209	$20,047	$42,022	$63,485	$4,850	$256,613

At December 31, 2014

Allowance:
Ending balance	$3,999	$510	$631	$2,167	$106	$7,413
Ending balance individually evaluated for impairment	$-	$111	$10	$-	$-	$121
Ending balance collectively evaluated for impairment	$3,999	$399	$621	$2,167	$106	$7,292

Loans:
Ending balance	$120,436	$19,059	$41,674	$68,049	$4,296	$253,514
Ending balance individually evaluated for impairment	$-	$120	$17	$-	$-	$137
Ending balance collectively evaluated for impairment	$120,436	$18,939	$41,657	$68,049	$4,296	$253,377

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2015:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Pass	$125,461	$20,047	$41,498	$63,480	$4,827	$255,313
Special Mention	-	-	355	5	11	371
Substandard	748	-	182	-	12	942
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-

Total	$126,209	$20,047	$42,035	$63,485	$4,850	$256,626

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

The following table presents the Company’s loan portfolio aging analysis and nonperforming loans as of September 30, 2015:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)
Past Due:
30-59 days	$-	$-	$	$-	$15	$15
60-89 days	181	349	315	-	-	845
90 days or more	343	-	125	-	-	468
Total past due	524	349	440	-	15	1,328
Current	125,685	19,698	41,595	63,485	4,835	255,298

Total loans	$126,209	$20,047	$42,035	$63,485	$4,850	$256,626

Nonaccrual loans	$343	$-	$182	$-	$7	$532
Loans past due 90 days and still accruing	-	-	47	-	-	47

	$343	$-	$229	$-	$7	$579

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

The following table presents impaired loans and specific valuation allowance based on class level at September 30, 2015:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Impaired loans with an allowance for loan losses	$-	$-	$13	$-	$-	$13
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$-	$13	$-	$-	$13

Unpaid principal balance of impaired loans	$-	$-	$13	$-	$-	$13
Allowance for loan losses on impaired loans	-	-	4	-	-	4

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents average impaired loans based on class level for the three and nine months ended September 30, 2015 and 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total
	(Unaudited)

Three Months Ended September 30, 2015

Average recorded investment in impaired loans	$-	$-	$13	$-	$-	$13
Interest income recognized on impaired loans	$-	$-	$1	$-	$-	$1

Nine Months Ended September 30, 2015

Average recorded investment in impaired loans	$-	$30	$15	$-	$-	$45
Interest income recognized on impaired loans	$-	$4	$1	$-	$-	$5

Three Months Ended September 30, 2014

Average recorded investment in impaired loans	$-	$129	$19	$-	$-	$148
Interest income recognized on impaired loans	$-	$3	$1	$-	$-	$4

Nine Months Ended September 30, 2014

Average recorded investment in impaired loans	$-	$134	$19	$-	$-	$153
Interest income recognized on impaired loans	$-	$7	$1	$-	$-	$8

The following table presents impaired loans and specific valuation allowance based on class level at December 31, 2014:

	Real Estate
		Commercial	One- to	Agricultural
		and	Four-Family	and
	Agricultural	Multi-Family	Residential	Commercial	Consumer	Total

Impaired loans with an allowance for loan losses	$-	$120	$17	$-	$-	$137
Impaired loans with no allowance for loan losses	-	-	-	-	-	-

Total impaired loans	$-	$120	$17	$-	$-	$137

Unpaid principal balance of impaired loans	$-	$120	$17	$-	$-	$137
Allowance for loan losses on impaired loans	-	111	10	-	-	121
Average recorded investment in impaired loans	-	131	19	-	-	150

During the three and nine months ended September 30, 2015 and 2014 (unaudited), there were no new restructurings classified as troubled debt restructurings. At September 30, 2015 and 2014 (unaudited), there were no such loans restructured within the last twelve months that were in default.

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

September 30, 2015
Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)
(Unaudited)
Available for sale:
Federal agencies	$10,867	-	$10,867	$-
	$10,867	$-	$10,867	$-

December 31, 2014
Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Assets	Value	(Level 1)	(Level 2)	(Level 3)

Available for sale:
Federal agencies	$9,494	$-	$9,494	$-
	$9,494	$-	$9,494	$-

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

September 30, 2015 (Unaudited)

Impaired loans	$9	$-	$-	$9

December 31, 2014

Impaired loans	$16	$-	$-	$16

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements other than goodwill.

		Valuation		Weighted
	Fair Value	Technique	Unobservable Inputs	Average

At September 30, 2015: (Unaudited)

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

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2015:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Financial assets:
Cash and cash equivalents	$2,428	$2,428	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	40,776	-	41,193	-
Loans held for sale	819	-	819	-
Loans, net	248,195	-	-	255,538
Stock in Federal Home Loan Bank of Topeka	1,715	-	1,715	-
Accrued interest receivable	5,193	-	5,193	-

Financial liabilities:
Deposits	220,471	195,042	-	25,502
Borrowings	35,800	-	35,590	-
Accrued interest payable	93	-	93	-

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2014:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$4,428	$4,428	$-	$-
Certificates of deposit	1,000	1,000	-	-
Held to maturity investment securities	34,012	-	34,524	-
Loans held for sale	-	-	-	-
Loans, net	246,101	-	-	252,657
Stock in Federal Home Loan Bank of Topeka	1,791	-	1,791	-
Accrued interest receivable	4,268	-	4,268	-

Financial liabilities:
Deposits	209,979	184,688	-	25,333
Borrowings	39,800	-	39,906	-
Accrued interest payable	101	-	101	-

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

Until such time as awards of stock are granted and vested or options are exercised, shares of the Company’s common stock under the Plan shall be authorized but unissued shares. The maximum number of shares authorized under the plan is 447,027. Total stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was $119, $364, $120 and $629, respectively.

Stock Options

The tables below represent the stock option activity for the periods shown:

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractural	Instrinic
	Options	Exercise Price	Term	Value
	(Unaudited)

Options outstanding at January 1, 2015	288,000	$17.10	9.25
Granted	-	-	-
Exercised	(460)	17.10	-	$1
Forfeited or expired	(4,140)	17.10	-

Options outstanding at September 30, 2015	283,400	$17.10	8.50	$995

Options exercisable at September 30, 2015	76,890	$17.10	8.50	$270

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands, except share and per share data)

			Weighted-
			Average
		Weighted	Remaining	Aggregate
		Average	Contractural	Instrinic
	Options	Exercise Price	Term	Value
	(Unaudited)

Options outstanding at January 1, 2014	-	$-	-
Granted	288,000	17.10	10.00
Exercised	-	-	-
Forfeited or expired	-	-	-

Options outstanding at September 30, 2014	288,000	$17.10	9.50	$619

Options exercisable at September 30, 2014	32,820	$17.10	9.50	$71

As of September 30, 2015, the Company had $445 of unrecognized compensation expense related to stock options. The cost of the stock options will be amortized in monthly installments over the noted five-year and seven-year vesting periods, with the first vesting date of March 1, 2014 for directors, and November 1, 2014 for certain other officers and employees. There were 32,820 stock options that vested in the nine months ended September 30, 2015, and 32,820 stock options that vested in the nine months ended September 30, 2014. Stock option expense for the three and nine months ended September 30, 2015 and 2014 were $33, 97, $31 and $161, respectively. The aggregate grant date fair value of the stock options granted in 2014 was $743.

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

The table below represents the restricted stock award activity for the periods shown:

	Service-Based	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Non-vested at January 1, 2015	95,800	$17.10
Granted	-	-
Vested	(14,840)	17.10
Forfeited	(1,530)	17.10
Non-vested at September 30, 2015	79,430	$17.10

Non-vested at January 1, 2014	-	$-
Granted	115,000	17.10
Vested	(14,840)	17.10
Forfeited	-	-
Non-vested at September 30, 2014	100,160	$17.10

As of September 30, 2015, the Company had $1,116 of unrecognized compensation expense related to restricted stock awards. The cost of the restricted stock awards will be amortized in monthly installments over the five-year and seven-year vesting periods. Restricted stock expense for the three and nine months ended September 30, 2015 and 2014 was $86, $267, $88 and $468, respectively.

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

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The objective of this Update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this Update are effective for annual reporting periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity should adopt the amendments in this Update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this Update to foreclosures that occur after the date of adoption. For the modified retrospective transition, an entity should apply the amendments in the Update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted Update 2014-04. The Company will adopt this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

 In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In May 2015, the FASB issued 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This Update addresses the diversity in practice related to how certain investments measured at net asset value with future redemption dates are categorized; the amendments in this Update remove the requirement to categorize investments for which fair values are measured using the net asset value per share practical expedient. It also limits disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 9: Subsequent Events - Entry Into Material Agreements

Acquisition of Winside Bancshares Incorporated

On October 12, 2015, the Company completed its acquisition of Winside Bancshares Incorporated (“Winside Bancshares”), the holding company of Winside State Bank, a Nebraska-chartered bank, with its sole banking office located in Winside, Nebraska.  The acquisition was consummated pursuant to the Agreement and Plan of Merger by and between the Company and Winside Bancshares dated May 12, 2015 (the “Merger Agreement”), by way of a merger of Winside Bancshares with and into the Company with the Company as the surviving corporation in the merger (the “Merger”).  In connection with the Merger, Winside State Bank was merged with and into the Bank with the Bank as the surviving institution. Winside State Bank’s office will become a branch office of the Bank.

At the effective time of the Merger, each share of common stock of Winside Bancshares was converted into the right to receive 143.61 shares of Company common stock, with cash paid in lieu of fractional shares.  Based upon the 1,370 outstanding shares of Winside Bancshares, at the effective time of the Merger, the Company issued 196,745 shares of its common stock for 100% of the common stock of Winside Bancshares.

Winside Bancshares was closely held by three shareholders: David J. Warnemunde, President and Chief Executive Officer of the Company and the Bank; David D. Warnemunde, a director of the Company and the Bank and the father of David J. Warnemunde; and Nancy Warnemunde, the spouse of David D. Warnemunde and the mother of David J. Warnemunde.

Stock Purchase Agreement with Warnemunde Insurance & Real Estate Agency, Inc.

On October 12, 2015, the Company also consummated the acquisition of 100% of the outstanding common stock of Warnemunde Insurance & Real Estate Agency, Inc. (the “Agency”), a licensed insurance agency engaged in the business of property and casualty and life insurance with its office located in the banking office of Winside State Bank (the “Agency Acquisition”) pursuant to a Stock Purchase Agreement dated May 12, 2015 (the “Agency Acquisition Agreement”).

The Agency was not a subsidiary of either Winside Bancshares or Winside State Bank.  The Agency was owned by David D. Warnemunde and Nancy Warnemunde.  The Company contributed the stock of the Agency to the Bank so that the Agency has become a wholly owned subsidiary of the Bank.

At the effective time of the Agency Acquisition, each share of common stock of the Agency was converted into the right to receive 344.67 shares of Company common stock.  Based upon the 100 outstanding shares of the Agency, at the effective time of the Agency Acquisition, the Company issued 34,467 shares of its common stock for 100% of the common stock of the Agency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company on a consolidated basis. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased $10.2 million, or 3.3%, to $324.6 million at September 30, 2015, from $314.3 million at December 31, 2014. The increase was due primarily to increases in investment securities classified as available for sale, investment securities classified as held to maturity and net loans, offset by a decrease in cash and cash equivalents.

Total cash and cash equivalents decreased $2.0 million, or 45.2%, to $2.4 million at September 30, 2015 from $4.4 million at December 31, 2014. This was due primarily to an $8.1 million increase in securities, a $2.1 million increase in net loans receivable, and a $4.0 million decrease in borrowings, offset by a $10.5 million increase in deposits.

Net loans increased $2.1 million, or 0.9%, to $248.2 million at September 30, 2015 from $246.1 million at December 31, 2014. Agricultural real estate loans increased $5.8 million, or 4.8%, to $126.2 million at September 30, 2015, from $120.4 million at December 31, 2014, resulting from continued agricultural real estate purchases by our existing customers, and the addition of new agricultural real estate borrowers. Commercial and multi-family real estate loans increased $988,000, or 5.2%, to $20.0 million at September 30, 2015, from $19.1 million at December 31, 2014, resulting from the addition of new commercial and multi-family borrowers. One- to-four family real estate increased $361,000, or 0.9%, to $42.5 million at September 30, 2015 from $41.7 million at December 31, 2014. Agricultural and commercial non-real estate loans decreased $4.6 million, or 6.7%, to $63.5 million at September 30, 2015, from $68.0 million at December 31, 2014. The decrease in agricultural non-real estate loans resulted from seasonal loan pay-downs relating primarily to the cash flow cycle of our farming customers.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Investment securities classified as available for sale increased $1.4 million, or 14.5%, to $10.9 million at September 30, 2015, from $9.5 million at December 31, 2014. Investment securities classified as held to maturity increased $6.8 million, or 19.9%, to $40.8 million at September 30, 2015, from $34.0 million at December 31, 2014. Cashflow for these investments was provided by maturities and calls of investment securities, and an increase in deposits.

Accrued interest receivable on investment securities, certificates of deposit owned and loans decreased $925,000, or 21.7%, to $5.2 million at September 30, 2015, from $4.3 million at December 31, 2014, due primarily to the timing of interest payments due on our loans.

Deposits increased $10.5 million, or 5.0%, to $220.5 million at September 30, 2015 from $210.0 million at December 31, 2014, due primarily to a net increase in core deposits and a slight increase in certificates of deposit. Interest-bearing checking and money market savings accounts increased $8.0 million, or 6.8%, and $4.1 million, or 8.5%, respectively, and noninterest-bearing checking accounts decreased $1.8 million, or 9.3%. This net increase in our core deposits was due primarily to the cash flow cycle of our farming customers and an overall increase in the number of accounts. Certificates and time deposits increased $138,000, or 0.5%, to $25.4 million at September 30, 2015, from $25.3 million at December 31, 2014.

We borrow periodically from the Federal Home Loan Bank of Topeka (“FHLB-Topeka”) and the Federal Reserve Bank of Kansas City (“FRB-Kansas City”), and, as needed, to a lesser extent from the Bankers’ Bank of the West. Our borrowings decreased $4.0 million, or 10.0%, to $35.8 million at September 30, 2015, from $39.8 million at December 31, 2014, resulting from a $1.2 million decrease in advances and a $2.8 million decrease in short-term borrowings. We continue to utilize borrowings as an alternative funding source, and our borrowings from the FHLB-Topeka generally consist of advances with laddered terms of up to 10 years and our borrowings from the FRB-Kansas City are short-term borrowings under our Line of Credit.

Total stockholders’ equity increased $2.3 million, or 3.7%, to $63.8 million at September 30, 2015, from $61.5 million at December 31, 2014. The increase resulted primarily from net income of $2.5 million, offset by $686,000 in dividends declared and paid on outstanding shares (other than unallocated ESOP shares) and $364,000 in additional paid-in capital related to stock compensation expense for grants of options and restricted stock.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income increased $70,000, or 8.0%, to $949,000 for the three months ended September 30, 2015, from $879,000 for the three months ended September 30, 2014. The increase was due primarily from increases in interest income and noninterest income and a decrease in provision for loan losses, offset by increases in interest expense and noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $287,000, or 9.1%, to $3.4 million for the quarter ended September 30, 2015, from $3.2 million for the quarter ended September 30, 2014. The increase reflected an increase in average interest-earning assets to $308.6 million for the 2015 quarter compared to $278.8 million for the 2014 quarter, offset by a decrease in the average yield on interest-earning assets to 4.43% during the 2015 quarter from 4.49% during the 2014 quarter.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Interest income and fees on loans increased $226,000, or 8.1%, to $3.0 million for the three months ended September 30, 2015, from $2.8 million for the three months ended September 30, 2014. This was a result of a $24.8 million increase in average loans outstanding, to $256.0 million for the quarter ended September 30, 2015, from $231.2 million for the quarter ending September 30, 2014, offset by a decrease in the average yield on loans to 4.67% during the 2015 quarter from 4.79% during the 2014 quarter. Interest income on non-taxable investment securities increased $43,000, or 16.1%, to $310,000 for the 2015 quarter from $267,000 for the 2014 quarter, reflecting a $4.2 million increase in the average balance of these securities to $36.6 million for the quarter ended September 30, 2015, from $32.3 million for the quarter ended September 30, 2014, and an increase in the average yield on such securities to 3.27% from 3.36%, quarter to quarter.

Interest Expense. Interest expense increased $1,000, or 0.2%, to $455,000 for the three months ended September 30, 2015, from $454,000 for the three months ended September 30, 2014, reflecting a 10 basis point decrease in the average rate paid on interest-bearing liabilities during the 2015 quarter to 0.76% compared to 0.86% during the 2014 quarter. This was offset by an increase in the average balance of interest-bearing liabilities of $27.2 million, or 13.0%, to $237.4 million for the quarter ending September 30, 2015, from $210.2 million for the quarter ending September 30, 2014.

Interest expense on interest-bearing deposits increased $17,000, or 4.4%, to $405,000 for the quarter ended September 30, 2015, from $388,000 for the quarter ended September 30, 2014, as the average balance of these deposits increased to $204.6 million for the 2015 quarter from $197.8 million for the 2014 quarter. Interest expense on borrowings decreased $16,000, or 24.2%, to $50,000 for the three months ended September 30, 2015 from $66,000 for the three months ended September 30, 2014, reflecting a decrease in the rate paid on borrowings to 0.61% from 2.12%, quarter to quarter, offset by an increase in the average balance of borrowings to $32.8 million for the 2015 quarter from $12.4 million for the 2014 quarter.

Net Interest Income. Net interest income increased $286,000, or 10.6%, to $3.0 million for the three months ended September 30, 2015, from $2.7 million for the three months ended September 30, 2014. This increase reflected a $2.5 million increase in our average net interest-earning assets, to $71.1 million for the 2015 quarter from $68.6 million for the 2014 quarter. The increase in our average net interest-earning assets resulted primarily from the reinvestment of cash and earnings into loans and investment securities. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 130.0% for the 2015 quarter from 132.6% for the 2014 quarter. There was a slight decrease in the net interest margin, to 3.84% for the 2015 quarter from 3.85% for the 2014 quarter, reflecting a 6 basis point decrease in the average yield on our interest-earning assets, offset by a 10 basis point decrease in the average cost of our interest-bearing liabilities, quarter to quarter.

Provision for Loan Losses. We recorded a provision for loan losses of $315,000 for the three months ended September 30, 2015, which was a decrease of $45,000, or 12.5%, from our provision of $360,000 for the three months ended September 30, 2014. The decrease in our provision resulted from various factors which necessitated adjustments in the allowance for loan losses.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Agricultural real estate loans comprised 50.8% of net loans receivable at September 30, 2015, and management believes that an asset bubble in agricultural real estate formed due to the increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline noted in 2013 and 2014 in gross operating income on most farming operations. In addition, there are no longer any ethanol subsidies paid by the Federal Government. Furthermore, in October, 2013 the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity. This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and their ability to pay loans owed to us which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to loans owed to us. On May 29, 2015, the Environmental Protection Agency released its three year proposed ethanol mandate, increasing the amount of biofuel to be mixed in the gasoline supply, but at levels still below those set by law. Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people. The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us. The elimination of “direct payments” was taken into account by the Company’s management as part of the methodology for estimating allowances.

The provision for loan losses for the three months ended September 30, 2015 and 2014 reflected no charge-offs or recoveries. The allowance for loan losses was $8.4 million, or 3.3% of total loans, at September 30, 2015 compared to $7.1 million, or 2.9% of total loans, at September 30, 2014. Total nonperforming loans were $579,000 at September 30, 2015, compared to $829,000 at September 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 1,456% at September 30, 2015 compared to 857% at September 30, 2014.

Other Income. Other income increased $20,000, or 3.6%, to $575,000 for the three months ended September 30, 2015, from $555,000 for the three months ended September 30, 2014. The increase was due primarily to a $22,000 increase in gain on sale of loans, resulting from an increase in the volume of loans sold, quarter to quarter.

Other Expense. Other expense increased $171,000, or 10.0%, to $1.9 million for the three months ended September 30, 2015, from $1.7 million for the three months ended September 30, 2014, due primarily to a $74,000 increase in salaries and employee benefits, due to normal annual salary increases, a $19,000 increase in data processing fees, a $27,000 in supplies, and a $42,000 increase in other expenses, reflecting certain attorney fees, professional fees and other pre-merger costs associated with the merger agreement that was entered into on May 12, 2015, pursuant to which the Company acquired Winside Bancshares Incorporated (“Winside Bancshares”), the parent company of Winside State Bank, a Nebraska-chartered bank, effective October 12, 2015 and also acquired an insurance agency pursuant to a stock purchase agreement.

Income Tax Expense. The provision for income taxes was $419,000 for the three months ended September 30, 2015, compared to $309,000 for the three months ended September 30, 2014, resulting primarily from higher pre-tax income, offset by an increase in tax-exempt income. Our effective tax rate was 30.6% for the quarter ended September 30, 2015, compared to 26.1% for the quarter ended September 30, 2014.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. Net income increased $327,000, or 15.0%, to $2.5 million for the nine months ended September 30, 2015, from $2.2 million for the nine months ended September 30, 2014. The increase was due primarily from increases in interest income and noninterest income, offset by an increase in interest expense, provision for loan losses, noninterest expense and income tax expense during the 2015 period.

Interest and Dividend Income. Interest and dividend income increased $719,000, or 7.7%, to $10.0 million for the period ended September 30, 2015, from $9.3 million for the period ended September 30, 2014. The increase reflected an increase in average interest-earning assets to $301.5 million for the 2015 period compared to $277.0 million for the 2014 period, offset by a decrease in the average yield on interest-earning assets to 4.44% during the 2015 period from 4.49% during the 2014 period.

Interest income and fees on loans increased $599,000, or 7.3%, to $8.8 million for the nine months ended September 30, 2015, from $8.2 million for the nine months ended September 30, 2014. This was a result of a $24.4 million increase in average loans outstanding, to $252.1 million for the period ended September 30, 2015, from $227.7 million for the period ending September 30, 2014, offset by a 15 basis point decrease in the average yield on loans to 4.67% during the 2015 period from 4.82% during the 2014 period. Interest income on non-taxable investment securities increased $82,000, or 10.4%, to $870,000 for the 2015 period from $788,000 for the 2014 period, reflecting a $2.1 million increase in the average balance of these securities to $34.2 million for the period ended September 30, 2015, from $32.1 million for the period ended September 30, 2014, and an increase in the average yield on such securities to 3.40% from 3.28%, period to period.

Interest Expense. Interest expense on interest-bearing deposits increased $38,000, or 3.3%, to $1.2 million for the period ended September 30, 2015, from $1.2 million for the period ended September 30, 2014, as the average balance of these deposits increased to $204.1 million for the 2015 period from $197.8 million for the 2014 period. Interest expense on borrowings decreased $33,000, or 18.0%, to $150,000 for the nine months ended September 30, 2015 from $183,000 for the nine months ended September 30, 2014, reflecting a decrease in the rate paid on borrowings to 0.79% from 2.41%, period to period, offset by an increase in the average balance of borrowings to $25.5 million for the 2015 period from $10.1 million for the 2014 period. The decrease in the rate paid on borrowings reflected a larger percentage of short-term borrowings, to $20.2 million for the 2015 period from $2.6 million for the 2014 period.

Net Interest Income. Net interest income increased $714,000, or 9.0%, to $8.7 million for the nine months ended September 30, 2015, from $8.0 million for the nine months ended September 30, 2014. This increase reflected a $2.8 million increase in our average net interest-earning assets, to $71.9 million for the 2015 period from $69.1 million for the 2014 period and an increase in our net interest margin to 3.85% for the 2015 period from 3.84% for the 2014 period. The increase in our average net interest-earning assets resulted primarily from the reinvestment of cash and earnings into loans and investment securities. The ratio of our average interest-earning assets to average interest-bearing liabilities decreased to 131.3% for the 2015 period from 133.2% for the 2014 period. The increase in our net interest margin reflected an 8 basis point decrease in the average cost of our interest-bearing liabilities, period to period, offset by a 5 basis point decrease in the average yield on our interest-earning assets.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Provision for Loan Losses. We recorded a provision for loan losses of $1.0 million for the nine months ended September 30, 2015, which was an increase of $85,000, or 9.1%, from our provision of $930,000 for the nine months ended September 30, 2014. The increase in our provision resulted from various factors which necessitated upward adjustments in the allowance for loan losses.

Agricultural real estate loans comprised 50.8% of net loans receivable at September 30, 2015, and management believes that an asset bubble in agricultural real estate formed due to the increase in the farmland prices at a double-digit rate over the past several years and the corresponding decline noted in 2013 and 2014 in gross operating income on most farming operations. In addition, there are no longer any ethanol subsidies paid by the Federal Government. Furthermore, in October, 2013 the Environmental Protection Agency issued a proposed rule reducing the federal government ethanol blending mandate, which proposal, if enacted would substantially decrease the volume of ethanol required to be blended in the nation’s fuel supply and would have a negative effect on the demand for #2 Yellow Corn, our market area’s most important agricultural commodity. This would, in turn, have a negative effect on the market price of corn, which would reduce our farm customers’ farming income and their ability to pay loans owed to us which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to loans owed to us. On May 29, 2015, the Environmental Protection Agency released its three year proposed ethanol mandate, increasing the amount of biofuel to be mixed in the gasoline supply, but at levels still below those set by law. Moreover, the Agricultural Act of 2014 was signed into law on February 7, 2014 and the most significant change to farm programs in this Act is the elimination of a subsidy known as “direct payments.” These payments, about $5 billion a year, were paid to farmers as a supplement to farm income to ensure safe, affordable and abundant food for the nation’s people. The elimination of these direct payments is a major event in the evolution of Federal farm programs and increases the likelihood of reduced farm income for our customers, which would reduce their ability to pay loans to us, which could in turn result in loss to Madison County Bank and increase the likelihood of Chapter 12 Bankruptcy treatment relating to the loans owed to us. The elimination of “direct payments” was taken into account by the Company’s management as part of the methodology for estimating allowances.

The provision for loan losses for the nine months ended September 30, 2015 reflected recoveries of $3,000 and no charge-offs. The provision for loan losses for the nine months ended September 30, 2014, reflected no charge-offs or recoveries. The allowance for loan losses was $8.4 million, or 3.3% of total loans, at September 30, 2015 compared to $7.1 million, or 2.9% of total loans, at September 30, 2014. Total nonperforming loans were $579,000 at September 30, 2015, compared to $829,000 at September 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 1,456% at September 30, 2015, compared to 857% at September 30, 2014.

Other Income. Other income increased $218,000, or 15.9%, to $1.6 million for the nine months ended September 30, 2015, from $1.4 million for the nine months ended September 30, 2014. The increase was due primarily to a $191,000 increase in gain on sale of loans, resulting from an increase in the volume of loans sold, period to period, and a $33,000 increase in insurance commission income, offset by a $16,000 decrease in service charges on deposit accounts and a $19,000 decrease in net loan servicing income.

Other Expense. Other expense increased $295,000, or 5.3%, to $5.8 million for the nine months ended September 30, 2015, from $5.5 million for the nine months ended September 30, 2014, due primarily to a $272,000 increase in salaries and employee benefits, due to normal annual salary increases and a $162,000 increase in professional and service fees, reflecting certain attorney fees, professional fees and other pre-merger costs associated with the merger agreement that was entered into on May 12, 2015, pursuant to which the Company acquired Winside Bancshares Incorporated (“Winside Bancshares”), the parent company of Winside State Bank, a Nebraska-chartered bank on October 12, 2015 and also acquired an insurance agency on such date. The increases were offset by a $263,000 decrease in director fees and benefits. Stock-based compensation expense was higher in 2014 due to the implementation of our equity-based incentive plan and the immediate vesting of certain equity-based incentives for directors.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Income Tax Expense. The provision for income taxes was $920,000 for the nine months ended September 30, 2015, compared to $695,000 for the nine months ended September 30, 2014, resulting primarily from an increase in pretax income, offset by an increase in tax-exempt income. Our effective tax rate was 26.9% for the period ended September 30, 2015, compared to 24.2% for the period ended September 30, 2014.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.7 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in purchases of/proceeds from maturities of investment securities was $10.4 million and $12.3 million for the nine months ended September 30, 2015 and 2014, respectively, principally due to an increase in loans receivable and the purchases of investment securities in excess of maturities offset by the redemption of FHLB Stock. Net cash provided by financing activities, which is comprised of net change in deposits and proceeds from and repayment of borrowings and dividends paid, was $5.7 million and $7.9 million for the nine months ended September 30, 2015 and 2014, respectively, and resulted primarily from a decrease in short-term borrowings and the repayment of FHLB advances, offset by an increase in deposits.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

At September 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 (core) capital level of $55.7 million, or 16.2% of adjusted total assets, which is above the required level of $19.2 million, or 6.0%; and total risk-based capital of $60.0 million, or 17.4% of risk-weighted assets, which is above the required level of $25.6 million, or 8.0%. Accordingly Madison County Bank was categorized as well capitalized at September 30, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

At September 30, 2015, we had outstanding commitments to originate loans of $25.4 million and lines of credit of $22.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2015 totaled $17.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Topeka advances or Federal Reserve Bank of Kansas City borrowings or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

Item 4.         Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 19, 2014, a third repurchase program was approved, which authorized the repurchase of up to 94,182 shares of the Company’s issued common stock.

Madison County Financial, Inc.

Form 10-Q

(Dollars in thousands)

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the third quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2015 through July 31, 2015	-	-	72,763
August 1, 2015 through August 31, 2015	500	$19.75	72,263
September 1, 2015 through September 30, 2015	700	$20.25	71,563
Total	1,200	$20.04	71,563

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

Madison County Financial, Inc.

Date: November 12, 2015	/s/ David J. Warnemunde
David J. Warnemunde
President and Chief Executive Officer

Date: November 12, 2015	/s/ Brenda L. Borchers
Brenda L. Borchers
Chief Financial Officer

